Form 10-Q/A
period 2000-09-30
HARDROCK MINES INC
filed 2000-11-02
CIK 1104220

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



                              HARDROCK MINES, INC.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0640430
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

593 South 1300 West Salt Lake City UT                              84104
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (801)566-7386
                         (REGISTRANT'S TELEPHONE NUMBER)



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