Form 10KSB
period 2000-12-31
HARDROCK MINES INC
filed 2001-04-05
CIK 1104220

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB

                          ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-28525
                                 ---------



                              EXOTICS.com, INC.
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

   SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: 8,137,000

Title  of  each  class             Name of exchange on which registered
None                               OTCBB: EXTS
----                               -----------
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

     At December 31, 2000, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.00

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 2000, the registrant had 8,137,000 shares issued and outstanding.

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

             CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
             ------------------------------------------------------
                                       OF
                                       --
                              HARDROCK MINES, INC.
                              --------------------

     We the undersigned, David Colette, Vice President and John Riche, Assistant Secretary of Hardrock Mines, Inc., do hereby certify that:

     Shareholders, acting pursuant to NRS78.320 did on February 9, 2001, adopt a resolution to amend the Articles of Incorporation as follows:

Article I which presently reads as follows:

                                  ARTICLE FIRST
                                 Corporate Name

That the name of the corporation shall be:

                              HARDROCK MINES, INC.

Is hereby amended to read as follows:

                                  ARTICLE FIRST
                                 Corporate Name

                                EXOTICS.com,INC.

     The number of shares of the corporation outstanding as of the date this action was taken was 515,000, and shareholders representing 265,000 shares acting without a meeting, approved the within Amendment of the Articles of Incorporation.

/s/ David Colette       /s/ John Riche
-----------------       --------------
DAVID COLETTE,          JOHN RICHE,
VICE PRESIDENT          ASSISTANT SECRETARY

Sate of Utah            )
                        :ss
County of Salt Lake     )

     On February 9, 2001, personally appeared before me, the undersigned authority, David Colette and John Riche who acknowledged that they executed the within document.

                        ITEM 1. DESCRIPTION OF BUSINESS
                        --------------------------------

     EXOTICS.com, Inc., formerly "Hardrock Mines, Inc.", (hereinafter "The Company") was incorporated on June 14, 1982 with the name "VHF Corportion", pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of twenty five thousand (25,000) shares of common stock with a par value of one dollar ($1.00).

     On June 14, 1998 the Company completed a forward stock split of 15.8 shares for each outstanding share.

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

     On February 9, 2001, the Company changes its name to EXOTICS.com, Inc.

     The Company is considered a development stage company and,as such,its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The Company continues to file its registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended December 31, 2000.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

     During the past four years there has not been an established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the forseeable future. At December 31, 2000 the Company had 29 shareholders.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ------------------------------------------------------------------

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and officer of the Company, specifically David Colette ,the Vice President and a Director of the Company.

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

Plan  of  Operation
-------------------

     During the next twelve months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above.


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

     As of December 31, 2000 the Company had no assets and no liabilities.

Results of Operations
---------------------

     As of December 31, 2000 the Company's only activity has involved the continued investigation of potential business opportunities.


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

     The following table sets forth as of December 31, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company:


Name:                  Age:  Position:           Director and/or Officer since:
----                   ---   --------            -----------------------------

Ryan Christison*       31    President/Director        June  15, 1999
Denise Christison*     29    Sec./Treas./Director      June  15, 1999

     *Ryan and Denise Christison are husband and wife.


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

     The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years:

Name:                    Position:                Report to be Filed:
----                     --------                 ------------------

None

                        ITEM 10. EXECUTIVE COMPENSATION
                        --------------------------------

Cash Compensation
-----------------

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 2000.

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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

     The following table sets forth as of December 31, 2000, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

Transactions with Promoters
---------------------------

     The Company was organized more than six years ago; therefore transactions between the Company and its promoters or founders are not considered to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a) (1) Financial Statements
----------------------------

The following financial statements are included in this report:

Title of Document:
-----------------

Report of Andersen Andersen and Strong

Balance Sheet as December 31, 2000



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

                                   EXOTICS.com, Inc.
                                   -------------------

Date: 05 April, 2001               By:  /s/ David Colette
                                   ------------------------
                                   DAVID COLETTE, VICE-PRESIDENT


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

                                EXOTICS.com, INC.

                         FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                DECEMBER 31, 2000

Board  of  Directors
Exotics.com,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying balance sheets of Exotics.com, Inc. (a development stage company) at December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period June 14, 1982 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXOTICS.com, Inc. at December 31, 2000 and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 and the period June 14, 1982 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debts or for any future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen and Strong, L.L.C.
----------------------------------------
Andersen Andersen and Strong, L.L.C.
Salt  Lake  City,  Utah
April 05,  2001

                                EXOTICS.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2000







ASSETS

CURRENT ASSETS
Cash                                                   $      -
                                                       ---------
  Total Current Assets                                 $      -
                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $1,700
                                                       ---------
Total Current Liabilities                               1,700
                                                       ---------

STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 8,137,000 shares issued and outstanding
                                                          8,137

Capital in excess of par value                           22,363

    Deficit accumulated during the development stage    (32,200)
                                                       ---------

Total Stockholders' Equity (deficiency)                  (1,700)
                                                       ---------
                                                       $      -
                                                       =========

   The accompanying notes are an integral part of these financial statements.


                              Exotics.com, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2000 and 1999 and the Period
             June 14, 1982 (Date of Inception) to December 31, 2000




                                           Jun 14, 1982
                       Dec 31    Dec 31    to
                        2000      1999     Dec 31, 2000
                      ---------  -------   -------
REVENUES              $      -   $     -   $     -

EXPENSES               3,200      10,000    32,200
                      ---------  -------   -------

NET LOSS              $(3,200)   $(10,000) $(32,200)
                      =========  ========  =========

NET LOSS PER COMMON
SHARE

Basic                 $   -      $    -
                      ---------   -------



AVERAGE  OUTSTANDING
    SHARES

     Basic             8,137,000 7,505,000
                      ---------- ---------



   The accompanying notes are an integral part of these financial statements.

                                EXOTICS.com, INC.
                         ( A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Period June 14, 1982 (Date of Inception)
                              to December 31, 2000





                                               COMMON  STOCK     CAPITAL  IN
                                              ----------------   EXCESS  OF    ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE      DEFICIT
                                              -------   -------  ----------  ---------
Balance June 14,  1982 (date of inception)         -     $     -  $        -  $    -

Issuance of common stock for cash              3,160,000  3,160    4,840           -
   at $.0025 - October  17, 1994

Issuance of common stock for cash              2,765,000  2,765     4,235          -
at $.0025 - November 20, 1994

Issuance of common stock for cash
    at $.0025 - May 22, 1995                   1,580,000  1,580     2,420          -

Net operating loss for the year ended
   December 31, 1995                                 -      -           -       (19,000)

Net operating loss for the year ended
   December 31, 1995                                 -      -           -       (19,000)

Issuance of common stock for cash
   at $.015 - Deember 19,1999                  632,000      632      9,368         -

Net operating loss for the year ended
   December 31,1999                                  -      -            -      (10,000)


                                               -------  -------  ---------      ---------
BALANCE DECEMBER 31, 1999                      8,137,000  8,137   20,863        (29,000)
                                               -------  -------  ---------      ---------

Contribution to capital - expenses
   related parties                                  -       -      1,500            -

Net operating loss for the nine months              -       -           -        (3,200)
ended  December 31, 2000                       -------  -------  ---------      ---------

BALANCE DECEMBER 31, 2000                     8,137,000 $8,137 $  22,363        $(32,200)
                                               =======  =======  ==========     =========


   The accompanying notes are an integral part of these financial statements.

                                EXOTICS.com, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999
      and the Period June 14, 1982 (Date of Inception) to December 31, 2000




                                                                JUN 14, 1982
                                          DEC 31    DEC 31      to
                                            2000      1999      DEC 31, 2000
                                         ---------  --------- -------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                 $(3,200)   $(10,000) $(32,200)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts payable                1,700        -        1,700
Contributions to capital                   1,500        -        1,500


Net Cash Used in  Operations                  -      (10,000)   29,000
                                         ---------  --------- -------

CASH FLOWS FROM INVESTING
ACTIVITIES                                    -         -           -
                                         ---------  --------- -------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                                      10,000    29,000
                                         ---------  --------- -------

Net Increase (Decrease) in Cash                 -         -          -

Cash at Beginning of Period                     -         -          -
                                         ---------  --------- -------
Cash at End of Period                    $-         $-        $-
                                         =========  ========= =======




   The accompanying notes are an integral part of these financial statements.

                              Exotics.com, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on June 14, 1982 with the name of "VHF Corporation" with authorized common stock of 25,000 shares at $1.00 par value. On December 17, 1999 the authorized capital stock was increased to 1000,000,000 shares with a par value of $0.001 in connection with a name change to "Hardrock Mines, Inc." On February 9, 2001 the Company changed its name to Exotics.com, Inc.

     On June 14, 1998 the Company completed a forward common stock split of 25 shares for each outstanding share and on February 9, 2001 a forward stock split of 15.8 shares for every outstanding share. This report has been prepared showing the name Exotics.com, nc. and after stock split shares with a par value of $.001 from inception.

     The Company is in the development stage [and] has been engaged in the activity of seeking and developing mining properties and was inactive after 1995.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

     The Company has not adopted a policy regarding payment of dividends.

Income  Taxes
-------------

     At December 31, 2000, the Company had a net operating loss carry forward of $32,200. The tax benefit of $9,660 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2011 through 2022.

Earnings  (Loss)  Per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock splits.

Financial Instruments
---------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values.

------

                                EXOTICS.COM, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No, 130. The adotion of this standard had no impact on the total stockholder's equity.

3.  RELATED  PARTY  TRANSACTIONS

     Related parties have aquired 8% [of] the outstanding common capital stock of the Company.

4.  GOING  CONCERN

     The Company will need additional working capital to be successful in its planned operations.

     Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

     There can be no assurance that the Company can be successful in this effort.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Exotics.com,  INC.
                              (REGISTRANT)

                              /s/   David Colette
                          BY:  -------------------------
                               DAVID COLETTE, VICE PRESIDENT

DATED:  5TH  DAY  OF  APRIL,  2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2000,

/s/   David Colette
----------------------------------------
DAVID COLETTE, VICE PRESIDENT


/s/  John Riche
----------------------------------------
JOHN RICHE, ASSISTANT SECRETARY