Form 10QSB
period 2001-03-31
EXOTICS COM INC
filed 2001-05-14
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended March 31st, 2001

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to Commission File Number: 000-29441 --------- EXOTICS.COM, INC.

(Exact name of Registrant as specified in charter) NEVADA 87-0640430 (State or other jurisdiction of incorporation) (I.R.S. EMPLOYER ID NO.)

C/O 4700 South 900 East Suite 41B Salt Lake City UT 84117-4959 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(800) 870-1654 (REGISTRANT'S TELEPHONE NUMBER) Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date Class Outstanding as of March 31st, 2001 ------- ---------------------------------- Common stock, $0.001 8,137,000 Name of Exchange on which registered ------------------------------------ OTCBB: EXTS PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying sheets of Exotics.com. Inc. (development stage company at March 31 2001 and December 31 2000, and the related statements of opertions for the three months ended March 31 2001 and 2000 and the period June 14, 1983 to March 31, 2201, the statement of cash flows for the three onths ended March 31 2001 and 200 and the period June 14, 1983 to March 31, 2001, have been prepared by the Company's management and reviewed by the Company's CPA. They do not include all information and notes to the financial statments necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the qurater ended March 31, 2001, are not necessarily indicitive of the results that can be expected for the year ending December 31, 2001. EXOTICS.COM, INC. (Development Stage Company) BALANCE SHEETS March 31, 2001, and December 31, 2000 ------------------------------------- APR 30 DEC 31 2001 2000 ------ ------ ASSETS CURRENT ASSETS Cash $ - $ - ------ ------ Total Current Assets $ - $ - ====== ====== LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES Accounts Payable $1,700 $1,700 ------ ------ Total Current Liabilities $1,700 $1,700 ====== ====== STOCKHOLDERS' EQUITY Common Stock 100,000,000 shares authorized at $0.001 par value; 8,137,000 shares issued and outstanding 8,137 8,137 Capital in excess of par value 22,363 22,363 Deficit accumulated during the (32,200) (32,200) Development Stage --------- ------- Total Stockholders' Equity (deficiency) (1,700) (1,700) --------- -------- $ - $ - ========= ======== The accompanying notes are an integral part of these financial statements EXOTICS.COM,INC. (Development Stage Company) STATEMENTS OF OPERATIONS For the Three Months Ended

        March 31, 2001 and 2000 and the Period June 14, 1982 (Date of Inception) to March 31, 2001

---------------------------------------------------------------- MAR 31 MAR 31 JUN 14, 1982 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- REVENUES $ - $ - $ - EXPENSES $ - $ - $32,200 ------ ------ --------- NET LOSS $ - $ - $(32,200) ------ ------ --------- NET LOSS PER COMMON SHARE Basic $ - $ - ------ ------ AVERAGE OUTSTANDING SHARES Basic 8,137,000 7,505,00 ------- ------- The accompanying notes are an integral part of these financial statements EXOTICS.COM, INC. (Development Stage Company) STATEMENTS OF CASH FLOWS For the Three Months Ended
  March 31, 2001 and 2000 and the Period June 14, 1982 (Date of Inception) to March 31, 2001
---------------------------------------------------------------- MAR 31 MAR 31 JUN 14, 1982 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- OPERATING ACTIVITIES Net Loss $ - $ - $(32,200)) Change in $ - Accounts Payable Contributions $ - to capital expenses Net cash used $ - $ - $(32,000) in operations CASH FLOWS: INVESTING ACTIVITIES $ - $ - $ - CASH FLOWS: $ - $ - $(32,000) FINANCING ACTIVITIES Common stock $ - $ - $(32,000) Net Increase (Decrease) in Cash $ - $ - $ - ------ ------ ------ Cash: Period Begin $ - ------ Cash: Period End $ - ====== The accompanying notes are an integral part of these financial statements EXOTICS.COM, INC. (Development Stage Company) NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION EXOTICS.com, Inc., formerly "Hardrock Mines, Inc.", (hereinafter "The Company") was incorporated on June 14, 1982 with the name "VHF Corportion", pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of twenty five thousand (25,000) shares of common stock with a par value of one dollar ($1.00). On June 14, 1998 the Company completed a forward stock split of 15.8 shares for each outstanding share. On November 20, 1999, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the authorized capital to one hundred million (100,000,000) shares of common stock with a par value of $0.001 (1 mil) per share. The amended Articles were filed with the State of Nevada on December 17, 1999. The Company was formed with the stated purpose of conducting any " . . .lawful practice, business or activity." However, the contemplated purpose was to engage in investment and business development operations related to mineral research and exploration. On or about July 02, 1994, the Board of Directors entered into early negotiations with Liberty Consolidated Mines, Inc. who then held rights to the Mt. Laurel Mine patented property plus 28 mining claims and one mill site claim located in the Eddy Gulch area near Sawyers Bar, California. Following significant research and expense, however, the Company's attempts to compete in this field were abandoned upon discovery that various environmental regulations and stipulations were cost prohibitive. All attempts to engage in business with Liberty Consolidated Mines, Inc. ended on or about March 08, 1996, and the Company fell into inactivity. The Company never engaged in an active trade or business throughout the period from inception through 1998. On or about July 29 1999, the directors determined that the Company should become active and reinstated the Company with the State of Nevada, and began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. On February 9, 2001, the Company changes its name to EXOTICS.com, Inc. The Company is considered a development stage company and,as such,its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. The Company continues to file its registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act. Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate. The Company's principal executive offices are located in care of 4700 South 900 East STE 41B, Salt Lake City, Utah, 84117. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Accounting Methods ------------------ The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy ------------------ The Company has not yet adopted a policy regarding payment of dividends. Income Taxes ------------------

        At December 31, 2000, the Company had a net operating loss carry forward of $32,200. The tax benefit of $9,660 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2011 through 2022.

Basic and Diluted Net Income (Loss) Per Share --------------------------------------------- Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. Comprehensive Income ------------------ The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the stockholder's equity. Recent Accounting Pronouncements ------------------ The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements. Financial Instruments ------------------ The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicitive of the amounts that the Company could realize in a current market exchange. EXOTICS.COM, INC. ( A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (CONTINUED) ------------------------------------------- 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Estimates and Assumptions ------------------ Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements. 3. RELATED PARTY TRANSACTIONS Ralated parties own 8% of the outstanding common capital stock of the Company. 4. GOING CONCERN The Company will need additional working capital to be successful in its planned operations. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year. There can be no assurance that the Company can be successful in this effort. ITEM 2. PLAN OF OPERATIONS ------------------ The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort. Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective. Liquidity and Capital Resources ------------------ The Company will need additional working capital to finance its planned activity. Results of Operations ------------------ The Company has had no operations during this reporting period. PART 2 - SIGNATURES ------------------ Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Exotics.com, INC. (REGISTRANT) /s/ David Colette BY: ---------------- DAVID COLETTE, ITS VICE PRESIDENT DATED: 11TH DAY OF MAY, 2001