Form 10QSB
period 2001-06-30
EXOTICS COM INC
filed 2001-09-25
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

                Commission File Number: 000-29441

                        EXOTICS.COM, INC.
     (Exact name of Registrant as specified in its Charter)

     Nevada                                87-0640430
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                        209 Richmond St.
                      El Segundo, CA  90245
            (Address of principal executive offices)

                         (310) 205-6400
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 25, 2001, there were 16,474,181 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period June 30, 2001.

                                                                      INDEX



Balance sheets                                   1


Statements of operations                         2


Statements of cash flows                         3


Notes to financial statements                4 - 7





                             EXOTICS.COM, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS



                                                June 30,       December 31,
                                                  2001             2000
                                                ---------      -----------
                                               (Unaudited)
    ASSETS
  Cash and cash equivalents                      $ 329,436        $        -
                                                ----------        ----------
    TOTAL ASSETS                                 $ 329,436        $        -
                                                ==========        ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses          $   1,700        $    1,700
                                                 ---------        ----------
    Total liabilities                                1,700             1,700
                                                 ---------        ----------
COMMITMENTS AND CONTINGENCIES                            -                 -

STOCKHOLDERS' DEFICIT
  Common stock, $.0001 par value;
   100,000,000 shares authorized,
   8,137,000 shares issued and outstanding           9,546             8,137
  Additional paid-in capital                     2,577,390            22,363
  Deficit accumulated during the development
   stage                                       (2,259,200)         ( 32,200)
                                                 ---------        ----------
    Total stockholders' deficiency               (327,736)          ( 1,700)
                                                 ---------        ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                  $ 329,436        $        -
                                                 =========        ==========















The accompanying notes are an integral part of the financial statements.

                                EXOTICS.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                              Cumulative
                                                                                                 From
                                                                                              Inception
                               For the Six Months Ended      For the Three Months Ended       (June 14, 1982)
                                       June 30,                       June 30,                 To June 30,
                                  -------------------             ----------------            ------------
                                  2001             2000            2001             2000            2001
                                ---------      ---------         -------         -------         --------
   REVENUE                   $         -      $        -       $        -     $         -      $        -
                               ---------       ---------        ---------      ----------       ---------
   EXPENSES                    2,227,000               -        2,227,000               -       2,259,200
                               ---------       ---------        ---------      ----------      ----------
   NET LOSS                 $(2,227,000)      $        -     $(2,227,000)     $         -    $(2,259,200)
                               =========       =========        =========      ==========      ==========
   NET LOSS PER
    COMMON SHARE

      Basic and diluted      $   (  0.27)     $ (  0.00)       $ (  0.27)     $  (  0.00)
                               =========       =========        =========      ==========




The accompanying notes are an integral part of the financial statements.

 EXOTICS.COM, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                                          Cumulative
                                                         For the Six Months Ended        From Inception
                                                                June 30,                (June 14, 1989)
                                                         ------------------------          to June 30,
                                                             2001         2000                2001
                                                         -----------   ----------       ----------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net  loss                                             $(2,227,000)     $      -        $(2,259,200)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
 Common stock issued for services                         2,227,000            -           2,227,000
Changes in certain assets and liabilities:
 (Increase) decrease in accounts payable
   and accrued expenses                                           -            -               1,700
                                                         -----------    ---------        -----------

Net cash used by operating activities                             -            -          (  30,500)
                                                         -----------    ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                          329,436            -            359,936
                                                         -----------    ---------        -----------

Net cash provided from financing activities                  329,436            -            359,936
                                                         -----------    ---------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    329,436            -            329,436

CASH AND CASH EQUIVALENTS - BEGINNING                              -             -                 -
                                                         -----------    ---------        -----------

CASH  AND  CASH EQUIVALENTS -  ENDING                     $  329,436    $       -         $  329,436
                                                         ===========    =========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for:
    Interest expense                                      $        -     $      -         $        -
                                                         ===========    =========        ===========
    Income taxes                                          $        -     $      -         $        -
                                                         ===========    =========        ===========







The accompanying notes are an integral part of the financial statements.

                             EXOTICS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2001

 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

           For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

           Exotics.com, Inc., (the "Company"), formerly known as Hardrock Mines, Inc. was incorporated on June 14, 1982 as VHF Corporation under the laws of the State of Nevada. On March 8, 1996, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate.

          Use of Estimates
          ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Basis of Presentation
          ---------------------
           The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

          Cash and Cash Equivalents
          -------------------------
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Income Taxes
          ------------
           Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                             EXOTICS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2001

 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock-Based Compensation
          ------------------------
           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Earnings Per Share
          ------------------
           During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No.128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                                           June 30,
                                       ---------------
                                    2001               2000
                                  ---------          --------
            Basic and diluted     8,372,000          8,137,000
                                  =========         ==========

          Comprehensive Income
          --------------------
           In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

                             EXOTICS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2001

 NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          New Accounting Pronouncements
          -----------------------------
           On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

           On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwll, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.

 NOTE 2 -  COMMITMENTS AND CONTINGENCIES

           Pursuant to a Share Exchange Agreement the Company, acquired 100% of the issued and outstanding shares of common stock of Acquisition from all of the shareholders, in exchange for a total of 7,742,000 shares of Exotics NV's common stock. No material relationship exists between the selling shareholders of Acquisition or any of its affiliates, any director or officer, or any associate of any such director or officer of Acquisition and Exotics NV. The consideration exchanged pursuant to the Agreement was negotiated between Acquisition and Exotics NV in an arm's-length transaction. This agreement became effective July 10, 2001.

 NOTE 3 -  COMMON STOCK

       a) On May 30, 2001, the Company sold 640,873 shares of common stock for $320,436.

       b) On May 30, 2001, the Company sold 18,000 shares of common stock for $9,000.

       c) On June 11, 2001, the Company issued 150,000 shares of common stock for legal services totaling $450,000.

       d) On June 12, 2001, the Company issued 500,000 shares of common stock for consulting services totaling $1,500,000.

       e) On June 19, 2001, the Company issued 100,000 shares of common stock for $277,000 of consulting services.

                             EXOTICS.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2001



NOTE 4 -  SUBSEQUENT EVENTS


           On September 8, 2001, Gary Thomas Votisek and Earl P. Gilbrech have resigned as directors of the Company and have been replaced by Barry Duggan and Ingo Muller.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                             General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on form 10 - KSB. The discussion of results, causes and trends will necessarily continue in the future.

                        Plan of Operation

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

Pursuant to a Share Exchange Agreement (the "Agreement"), Exotics.com, Inc. (formerly Hardrock, Mines, Inc.), a Nevada corporation (the "Company"), acquired 100% of the outstanding shares of common stock ("Common Stock") of Exotics Acquisition Corp., a Nevada corporation, for a total of 7,742,000 shares. The Agreement was dated February 13, 2001, but the exchange was not completed until May 9, 2001.

Liquidity and Capital Resources
------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
------------------

The Company has had no operations during this reporting period.

                        Subsequent Events

Subsequently, the Company entered into a Share Purchase Agreement with Exotics.com, Inc., a Delaware corporation ("Exotics.com-Delaware"), pursuant to which the Company would acquire up to 100% of all the outstanding shares of common stock of Exotics.com-Delaware. Through the Share Purchase Agreement, the Company agreed to exchange an aggregate of 8,241,762 shares of its common stock for shares of capital stock of Exotics-Delaware at a ratio of two shares of the Company's stock for three shares of Exotics-Delaware's stock. This Share Purchase Agreement was entered into in March, 2001, but was not finalized until the closing on July 10, 2001 at which time a total of 90.15% of the shares of Exotics.com-Delaware were purchased by the issuance 6,928,308 shares of the Company's common stock.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter which were not registered under the Securities Act.
  a) On May 30, 2001, the Company sold 640,873 shares of common stock for $320,436.

  b) On May 30, 2001, the Company sold 18,000 shares of common stock for $9,000.

  c) On June 11, 2001, the Company issued 150,000 shares of common stock for legal services worth $450,000.

  d) On June 12, 2001, the Company issued 500,000 shares of common stock for consulting services.

  e) On June 19, 2001, the Company issued 100,000 shares of common stock for $277,000 of consulting services.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The Company's Articles of Incorporation, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed February 10,
     2000).

3.1a The  Company's Certificate of Amendment, which  changed  the name to Hardrock Mines, Inc. and increased the authorized capital stock to 100,000,000 shares of common stock. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed February 10,
     2000).

3.1b The Company's Certificate of Amendment, which changed the name to Exotics.com, Inc. (Incorporated by reference to to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 5, 2001)

3.2 The Company's By-Laws, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB filed February 10, 2000).

Reports on Form 8-K:

On  July  31,  2001 and September 24, 2001, the Company  filed  a
Current   Report  on  Form  8-K  and  Form  8-K/A,  respectively,
regarding the acquisition of Exotics.com, Inc.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2001

EXOTICS.COM, INC.


By: /s/ Firoz Jinnah
Firoz Jinnah
President