Form 10QSB
period 2001-09-30
EXOTICS COM INC
filed 2001-11-26
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 21, 2001, there were 6,964,181 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period September 30, 2001.

                             EXOTICS.COM, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2001







                                   INDEX



Consolidated balance sheets                              1


Consolidated statements of operations                    2


Consolidated statements of cash flows                    3


Consolidated statement of stockholders' deficiency       4


Notes to consolidated financial statements            5-14



                             EXOTICS.COM, INC.
                              BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001           2000
                                                        -------       ---------
        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $      -        $      -
   Accounts receivable, net of allowance for
     doubtful accounts of $71,911 and $36,911             157,697          85,650
   Due from related party                                  15,824           5,467
                                                     ------------     -----------
       Total Current Assets                               173,521          91,117

PROPERTY AND EQUIPMENT, net of depreciation of
 $15,194 and $6,982                                        77,630          21,973

WEBSITE DEVELOPMENT COSTS, net of amortization
  of $171,320and $108,488                                 317,695         365,164

Goodwill, net of accumulated amortization
 of $395,000 and $-0-                                   3,574,871               -

OTHER ASSETS                                                  905          34,794
                                                     ------------     -----------
      TOTAL ASSETS                                     $4,144,622        $513,048
                                                     ============     ===========
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                      $   89,255      $   50,328
   Accounts payable and accrued expense                 1,417,868         532,509
   Capitalized leases payable                              10,214          10,214
   Deferred revenue                                        25,881          25,881
   Loans payable                                          100,000         100,000
   Due to related party                                   756,789         803,221
                                                     ------------     -----------
      Total Current Liabilities                         2,400,007       1,522,153

   Deferred revenue, long-term                            165,621         181,164

   Capitalized leases, long-term                            9,237           9,237
                                                     ------------     -----------
      TOTAL LIABILITIES                                   174,858       1,712,554
                                                     ------------     -----------
Commitments and Contingencies                                   -               -

STOCKHOLDERS' EQUITY DEFICIENCY
   Common stock, $0.0001 par value; 100,000,000
     shares authorized; 16,474,181 and 11,687,866
     shares issued and outstanding                         16,474           1,169
   Additional paid-in capital                           6,363,290         852,288
    Accumulated deficit                               (4,810,007)     (2,052,963)
                                                     ------------     -----------
        Total Stockholders' Deficiency                  1,569,757     (1,199,506)
                                                     ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $4,144,622      $  513,048
                                                     ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                EXOTICS.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                  September 30,
                                                   2001            2000            2001           2000
                                                 ---------     -----------      ---------      -----------
   REVENUE                                         $341,945        $111,080        $508,074         $333,241
                                               ------------    ------------    ------------     ------------
   COST OF SALES                                     45,386          64,811          57,440          194,434
                                               ------------    ------------    ------------     ------------
   GROSS PROFIT                                     296,559          46,269         450,634          138,807

   OPERATING EXPENSES
     Salaries and employee benefits                 192,885         147,123         354,018          441,368
     Professional and other consulting fees       1,849,300          83,282       1,875,012          249,848
     Other general and administrative               810,519         106,588         909,435          319,764
   expenses
                                               ------------    ------------    ------------     ------------
        Total operating expenses                  2,852,704         336,993       3,138,465        1,010,980
                                               ------------    ------------    ------------     ------------
   LOSS FROM OPERATIONS                         (2,556,145)       (290,724)     (2,687,831)        (872,173)
                                               ------------    ------------    ------------     ------------
   OTHER INCOME (EXPENSE)
     Interest expense                                23,107          24,703          69,213           74,111
     Other expense                                        -           2,166               -            6,500
                                               ------------    ------------    ------------     ------------
        Total other income (expense)               (23,107)        (26,869)        (69,213)         (80,611)
                                               ------------    ------------    ------------     ------------
   LOSS BEFORE PROVISION
     FOR INCOME TAXES                           (2,579,252)       (317,593)     (2,757,044)         (80,611)

   PROVISION FOR INCOME TAXES                             -               -               -                -
                                               ------------    ------------    ------------     ------------
   NET LOSS                                    $(2,579,252)      $(317,593)    $(2,757,044)       $(952,784)
                                               ============    ============    ============     ============
   NET LOSS PER COMMON SHARE
      Basic and diluted                             $(0.16)         $(0.03)         $(0.17)          $(0.08)
                                               ============    ============    ============     ============

The accompanying notes are an integral part of the financial statements.

                             EXOTICS.COM, INC.
                          STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                          2001
                                                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(2,757,044)
  Depreciation and amortization                           466,044
  Common stock issued for services                      1,227,000
  Bad debt expense                                         35,000
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Increase in accounts receivable                       (107,047)
  Increase in due from related party                     (10,357)
  Increase (decrease) in other assets                      33,889
  Increase in accounts payable and accrued expenses       885,359
  Increase (decrease) in deferred revenue                (15,543)
  Increase (decrease) in due to related party            (46,432)
                                                     ------------
Net cash used in operating activities                   (289,131)
                                                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (63,869)
  Website development costs                              (15,363)
                                                     ------------
Net cash used in operating activities                    (79,232)
                                                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                               38,927
  Capital lease payable, net of payments                        -
  Issuance of common stock for cash                       329,436
                                                     ------------
Net cash provided by financial activities                 368,363
                                                     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       -

CASH AND CASH EQUIVALENTS - BEGINNING                           -
                                                     ------------
CASH AND CASH EQUIVALENTS - ENDING                   $          -
                                                     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR
  Interest expense                                   $          -
                                                     ============
  Income taxes                                       $          -
                                                     ============

NON-CASH FINANCING ACTIVITIES:
  In June 2001, the Company issued 180,000 shares for legal services totaling $450,000.
  In June 2001, the Company issued 500,000 shares for consulting services totaling $1,500,000.
  In June 2001, the Company issued 100,000 shares for common stock for consulting services totaling $277,000.


The accompanying notes are an integral part of the financial statements.

                                EXOTICS.COM, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                    Additional                                  Total
                                              Common Stock            Paid-in      Minority    Accumulated  Stockholders'
                                          Shares         Amount       Capital      Interest      Deficit      Deficiency
                                      -------------    ----------    ---------     ---------     --------    -----------
Balance at January 1, 2001 adjusted
  to adjusted to reflect outstanding
  shares of Exotics Nevada               6,928,308         $6,928      $846,529       $    -    $(2,052,963)   $(1,199,506)

Balance at January 1, 2001
  adjusted to reflect outstanding
  shares of Exotics Acquisition          8,137,000          8,137     3,961,734            -               -      3,969,871


Issuance of shares for cash                640,873            641       319,795            -               -        320,436

Issuance of shares for cash                 18,000             18         8,982            -               -          9,000

Issuance of common stock
  for legal services                       150,000            150       449,850            -               -        450,000

Issuance of shares for
  consulting services                      500,000            500       499,500            -               -        500,000

Issuance of common stock for
  offering costs                           100,000            100       276,900            -               -        277,000

Net loss                                         -              -             -            -     (2,757,044)    (2,757,044)
                                       -----------     ----------   -----------   ----------   -------------   ------------
Balance at September 30, 2001          16,474,1811        $16,474    $6,363,290       $    -    $(4,810,007)     $1,569,757
                                       ===========     ==========   ===========   ==========   =============   ============

The accompanying notes are an integral part of the financial statements.

                        EXOTICS.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For   further  information,  refer  to  the   financial
          statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

          The accompanying consolidated financial statements include the accounts of Exotics.com, Inc. (the "Company"), formerly known as Hard Rock Mines, Inc., organized under the laws of the State of Nevada on June 14, 1982. On March 8, 1996, the Company ceased operations and was considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. Its subsidiaries include:

         a)Exotics Acquisition Corp. ("Acquisition"), organized under the laws of the State of Nevada on February
            13, 2001 (owned 100% by the Company); and

         b)Exotics.com,  Inc.  ("Exotics  Delaware"),   organized
            under the laws of the State of Delaware on May 25, 1999 (owned 90.15% by the Company).

          On February 13, 2001, the Company acquired 100% of Acquisition pursuant to a share exchange agreement. This acquisition was effected through the exchange of 8,137,000 shares of the Company's common stock (395,000 of which were held in escrow) for 100% of the issued and outstanding shares of Acquisition and represented control of the Company immediately before and after the exchange of shares.

          This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Exotics-USA; therefore, these financial statements represent a continuation of
         Exotics-USA, not the Company, the legal survivor. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

                              - 5 -
                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Revenue Recognition
         The Company's main source of revenue is derived from monthly license fees from license contracts with licensees for the use of the Exotics-USA website to advertise adult related services within the licensee's territory. An initial fee is charged to each licensee and deferred over the license contract. Monthly license fees, which consist primarily of website hosting and content changes are recognized in the month the fees and services are performed. Revenue from national and pop-up banner advertising is recognized in the period the advertising is displayed.

          Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

          Fair Value of Financial Instruments
          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans payable approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2000 and 1999.

          Property and Equipment
          Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Website Development Costs
         Website development costs are stated at cost. Amortization is computed using the straight-line method over a period of five years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related Website development costs, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related website exceeds the fair value of the Website development costs as determined by valuation techniques available in the circumstances.

          Goodwill
          Goodwill represents the cost in excess of the fair market value of the assets acquired from three unrelated companies. Goodwill is being amortized on the straight-line basis over 5 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required.

          The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances. As of September 30, 2001, the Company has not identified any circumstances relating to the realizable value of goodwill to deem it impaired.

          Income Taxes
         Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          Advertising Costs
          Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Long-Lived Assets
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss needed to be recognized for applicable assets of continuing operations.

          Deferred revenue
          Deferred license fee revenue represents the amount paid by the licensee for the exclusive right to sell local adult related advertising located within a certain agreed upon territory. The deferred license fee revenue is being amortized over the life of the license agreements, which are ten years in duration.

          Offering Costs
         Offering costs consist primarily of commissions paid relating to additional equity financing. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

          Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

          Loss Per Share
         SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The shares used in the computation of loss per share were as follows:

                                       September 31,
                                      --------------
                                    2001           2000
                                 ----------     ---------
         Basic and diluted       15,531,599      11,357,000
                                ===========     ===========

          Comprehensive Income
         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and December 31, 2000, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

          Segment Disclosure
          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 as of December 31, 1999.

          Computer Software Costs
          The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 as of January 1, 1999.

          Recent Accounting Pronouncements
          On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its financial position or results of operations

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001


NOTE 2 -  CORPORATE REORGANIZATION AND MERGER

          Pursuant to a Share Exchange Agreement (the "Agreement"), Exotics.com, Inc. (formerly Hardrock Mines, Inc.), a Nevada corporation (the "Company"), acquired 100% of the outstanding shares of common stock of Exotics Acquisitions Corp., a Nevada corporation, for a total of 7,742,000 shares. The Agreement was dated February 13, 2001, but the exchange was not completed until May 9, 2001.

          Subsequently, the Company entered into a Share Purchase
          Agreement   with   Exotics.com,   Inc.,   a    Delaware
          corporation ("Exotics.com-Delaware"), pursuant to which the Company would acquire up to 100% of all the outstanding  shares  of  common stock  of  Exotics.com-
          Delaware.   Through the Share Purchase  Agreement,  the
          Company agreed to an aggregate of 8,241,762 shares of its common stock for shares of capital stock of Exotics-Delaware at a ratio of two shares of the Company's stock for three shares of Exotics-Delaware's stock. This Share Purchase Agreement was entered into in March 2001, but was not finalized until the closing on July 10, 2001, at which time a total of 90.15% of the shares of Exotics.com-Delaware were purchased by the issuance of 6,928,306 shares of the Company's common stock.

          This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Exotics.com-Delaware acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Exotics.com-Delaware; therefore, these financial statements represent a continuation of the legal entity, Exotics.com, not the Company, the legal survivor. Consequently, the comparative figures are those of Exotics.com-Delaware. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

          In accounting for this transaction:

          i)  Exotics.com-Delaware is deemed to be the  purchaser
          and   surviving   company  for   accounting   purposes.
          Accordingly, its net assets are included in the balance sheet at their historical book values.

          ii) Control of the net assets and business of Exotics.com was acquired effective on May 9, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of the Company by Exotics.com at the fair value of $3,969,871. The historical cost of the net assets acquired was $-0-
          .

          iii) The statements of operations and cash flows include Exotics.com results of operations and cash flows from January 1, 2001 and the Company's results of operations from the Effective Date.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 3 -  GOING CONCERN

         The accompanying financial in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2001, the Company's has a working capital deficit of $2,226,486 and has incurred substantial losses for the nine months ended September 30, 2001 and the year ended December 31, 2000, totaling $2,579,252 and $1,246,382, respectively.

         The Company is seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management  believes that actions presently being  taken
         to   revise   the  Company's  operating  and   financial
         requirements provide the opportunity for the Company to continue as a going concern.

NOTE 4 -  NOTES PAYABLE

     Notes payable consisted of
     the following as of:
                                     September 30,  December 31,
                                         2001           2000
                                     -------------  ------------
                                                          -
      (a)  Venture Bridge L.P.        $  100,000       $  100,000

         a)As of December 31, 1999, the Company had a note payable to E. Scott Crist ("Crist") totaling
            $100,000 bearing interest at the rate of 12% per annum, due on April 1, 2000. As consideration for the note, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock for a purchase price of $0.925 per share.

           On   April  1,  2000,  the  Company  entered  into  an
           assignment agreement with E. S. Crist and Venture Bridge L.P. ("Venture") where the note payable to Christ was assigned to Venture and, concurrently, Venture agreed to an extension of the note for sixty days or June 1, 2001. As a result, Venture becomes the holder of the note. As additional consideration for the assignment of the note and the extension of the payment terms of the original note, Venture received warrants to purchase 100,000 shares of the Company's common stock exercisable at $0.925 per warrant.

           On June 7, 2000, the Company entered into an agreement with Venture to extend the note for another sixty days to August 1, 2001. As consideration for the extension of the payment terms of the note, Venture received additional warrants to purchase another 100,000 shares of the Company's common stock exercisable at $0.925 per warrant. The Company also agreed to make a payment of $20,000 on, or prior to, June 15, 2001.

           Subsequently, the Company agreed to modify the terms and issue additional warrants to purchase another 50,000 shares of the Company's common stock, 150,000 shares in total, exercisable at $0.925 per warrant. The note was payable in full, including interest and principal, on August 1, 2000. As of September 30, 2001 and December 31, 2000, this note is in default.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 5 -  COMMON STOCK

          Common stock
         As of September 30, 2001 and December 31, 2000, the aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.0001. As of September 30, 2001 and December 31, 2000, 16,477,181 and 11,687,866 shares were issued.

         Effective October 27, 1999, the Company approved an increase in the Company's authorized capital stock from 1,000,000 common shares with a par value of $.01 to 100,000,000 common shares with a par value of $.0001. Concurrently, the Company implemented a stock split whereby each outstanding share of common stock was subject to a 100:1 stock split.

          Issuances of common stock
          During the year the Company issued 658,873 shares of common stock totaling $329,436.
          In June 2001, the Company issued 180,000 shares for legal services totaling $450,000.
          In June 2001, the Company issued 500,000 shares for consulting services totaling $1,500,000.
          In June 2001, the Company issued 100,000 shares for common stock for consulting services totaling $277,000.

NOTE 6 -  STOCK WARRANTS

       Warrants consisted of the
        following as of:
                                             December 31,
                                            --------------
                                          2000          1999
                                       -----------   ----------
       E. Scott Crist                     100,000         100,000
       Venture Bridge L.P.                250,000               -
                                       ----------       ---------
       Total Outstanding Warrants         350,000         100,000
                                       ==========       =========

         On November 30, 1999, the Company entered into a note with Crist (see Note 6a) totaling $100,000 and warrants to purchase 100,000 shares of the Company's common stock. The warrants were exercisable at $0.925 and are scheduled to expire on November 30, 2009. On April 1, 2000, the Company, Crist and Venture entered into an assignment agreement transferring the note to Venture, and extending the note for 60 days (see Note 6a). As consideration, the Company agreed to issue to Venture warrants to purchase 100,000 shares of common stock on the same terms and conditions as the original warrants. During June 2000, the Company and Venture entered into an agreement to extend the term of the original note an additional 60 days in exchange for 100,000 additional warrants and a payment of $20,000.

         During July 2000, the Company and Venture agreed to modify the terms of the extension to provide that the sole consideration for the extension shall be 150,000 warrants at the same terms and conditions as the original warrants. As of September 30, 2001 and December 31, 2000, Venture had warrants to purchase a total of 250,000 shares of Common Stock. No warrants have been exercised at September 30, 2001 and December 31, 2000.

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 7 -  STOCK OPTIONS

       Stock options consisted of
        the following as of:
                                             December 31,
                                           -----------------
                                          2000           1999
                                        ---------     ----------
        (a)  Shareholder and Chief
           Executive Officer              405,405         405,405
        (a)  Shareholder and former
           officer                        405,405         405,405
        (b)  Employees and others         270,000               -
        (b)  Chief Operating Officer      100,000               -
                                       ----------      ----------
       Total Outstanding Options        1,180,810         810,810
                                       ==========      ==========

         (a) Stock Option Agreement
         During 1999 the Company entered into option agreements with a shareholder and its Chief Executive Officer, and a shareholder and former officer of the Company to issue options to purchase 405,405 shares, respectively, of the Company's common stock as consideration for extending payment terms of unpaid services. The options vest immediately and are exercisable at $0.37 per share, any time on or prior to the fifth anniversary of the agreement.

         (b) Stock Incentive Stock Option Plan
         During 2000, the Company adopted a Stock Incentive Stock Option Plan ("the Plan"). Under terms of the
         Plan, selected employees, non-employee members of the Board or the Board of Directors, Parent or Subsidiary and consultants and other independent advisors in the service of the Company may be granted options to purchase the Company's common stock at terms specified in a grant notice. Options become exercisable in one or more installments as specified in the grant notice, and have a maximum term of ten years.

         The Company's incentive stock option plan provides for the acceleration of exercisability of the options upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the Company (Accelerated Events) (see Note10).

         As of September 30, 2001 and December 31, 2000, the Company has granted 370,000 options under this plan, of which 270,000 of these options have an exercise price in excess of the fair value of the common stock, as determined by a private placement memo. These options vest over a period of three years.

         Included  in  the  370,000 options are 100,000  cashless
         options  that  vest over a period of  three  years.   At
         December 31, 2000, the Company recognized compensation expense of $33,000 relating to the options.

         The Company's stock option plan provides for the acceleration of exercisability of the options upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the Company (Accelerated Events).

                        EXOTICS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001



NOTE 8 -  SUBSEQUENT EVENTS

          a)  During  October 2001, the Company issued  5,416,675
          shares of common stock to satisfy a promissory note to a related party of $200,000 plus accrued interest.

          b)  During  October 2001, the Company issued  3,949,279
          shares of common stock to settle a promissory note to a related party of $115,000 plus interest.

          c)  During  October 2001, the Company issued  8,588,727
          shares of common stock to settle a promissory note of $257,661 including interest.

          d) On November 8, 2001, the Company announced the approval of a reverse stock split effective at the opening of business on November 8, 2001, pursuant to which one new share of common stock of the Company will be issued in exchange for every five outstanding shares of common stock.

          The Exotics board approved the reverse split under Nevada law, reducing the Company's authorized common stock five-fold from 100 million to 20 million shares.

          The Company's stock symbol effective November 8, 2001, changes from EXTS to EXIC. For 20 trading days, beginning November 8, 2001, Exotics.com, Inc. will trade on the OTCBB under the symbol EXIC.D, with the "D" added to indicate that a reverse split has taken place.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

         Management's Discussion and Plan of Operations

This report specifies forward-looking statements of management of the  company  ("forward-looking statements")  including,  without
limitation,    forward-looking    statements    regarding     our
expectations, beliefs, intentions and future strategies.

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable",
"possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

General Overview

The Company has acquired an interest in a business which, in the opinion of management, should provide a profit to the Company but at this time does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital for its business and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long-term debt which will enable the Company to pursue its objective.

The   Company  entered  into  a  Share  Purchase  Agreement  with
Exotics.com,   Inc.,   a   Delaware  corporation   ("Exotics.com-
Delaware"), pursuant to which the Company would acquire up to 100% of all the outstanding shares of common stock of Exotics.com-
Delaware.   Through  the  Share Purchase Agreement,  the  Company
agreed to exchange an aggregate of 8,241,762 shares of its common stock for shares of capital stock of Exotics-Delaware at a ratio of two shares of the Company's stock for three shares of Exotics-Delaware's stock. This Share Purchase Agreement was entered into in March, 2001, but was not finalized until the closing on July 10, 2001 at which time a total of 90.15% of the shares of
Exotics.com-Delaware were purchased by the issuance 6,928,308 shares of the Company's common stock.

Exotics.com-Delaware provides on-line visual directories of male oriented entertainment services. By continuing to build an international brand and attract millions of highly desirable visitors to its websites, Exotics.com-Delaware is creating a springboard to launch a variety of exotic and luxury related goods and services targeted at its core customer - the affluent male pursuing an exotic and luxurious lifestyle.

Exotics.com-Delaware's  objective  is  to  become   the   leading
international on-line visual directory and e-commerce portal for the affluent male pursuing an exotic and luxurious lifestyle by providing:

* A comprehensive visual directory of exotic and luxury-related goods and services.

*    Information relevant to the lifestyle of the affluent.

*    An on-line community for like-minded individuals.

* High-end e-commerce featuring the world's finest luxury-related goods and services.

Exotics.com-Delaware has rapidly developed a constellation of 39 city websites (www.city-exotics.com) and a national website (www.exotics.com) which in the aggregate generate in excess of 40 million page views and over 4 million unique visitors per month. The on-line photo classified ads offered by the Exotics.com-Delaware are superior in quality, and reach a greater audience than traditional print ads. A high-performing city web-site can generate more than US $1,000,000 in annual revenue and net income of US $475,000. Exotics.com-Delaware receives licensing fees equal to 20% of the total revenue.

The visitors to Exotics.com Web-sites form one of the most desirable pools of potential consumers imaginable-highly successful individuals interested in pursuing an exotic and luxurious lifestyle. A recent survey of visitors revealed that the typical Exotics.com visitor is a single, college-educated, professional with an income above US $75,000. The typical Exotics.com user has expressed strong interest in high-end cars, luxury homes, pleasure boats, and exotic travel.

The Company believes that one of the key reasons for the success of the Exotics.com web-sites is the design of the interface. The Exotics.com web-sites are clean, crisp and easy to navigate while maintaining a sophisticated, magazine-like look and feel that invokes a sense of style, class, and excitement. Each local Exotics.com web-site has a standard interface with familiar navigation capabilities and content. This consistency and quality of service instills confidence in visitors, such as traveling businessmen, who have a desire to access multiple Exotics.com city sites throughout the world. The confidence instilled will carry over as Exotics.com-Delaware expands the quality of services it provides.

The Exotics.com brand is rapidly becoming known throughout the on-line world. To date, brand building has occurred chiefly through local print advertising, search engine placement, electronic bulletin boards, and viral marketing. Exotics.com is currently represented in 39 cities by 14 franchisees, who are experienced and well connected in their local communities and the on-line
world.    Through   their   active  participation   in   business
organizations   and  attendance  at  relevant  events   localized
marketing  and  trade shows, the franchisees serve  as  excellent
ambassadors  to  spread word of the Exotics.com network.   Unlike
other national online publications, Exotics.com is going to leverage its local representation through its unique franchise Internet model, to further build the Exotics.com brand.

Exotics.com-Delaware has hired a Canon Subsidiary Company - Sintaks, to design its hardware and software infrastructure to be fully scalable with modular templates that can be easily and efficiently rolled out as cities and product lines are added. This "plug and play" architecture enables rapid and inexpensive growth around the core Exotics.com business model. Exotics.com-Delaware has designed a proprietary ad management system to accommodate the growth of its sites, the expansion into new cities, and the addition of new categories. Once fully deployed at the end of the 2nd quarter of 2002, the ad management system will allow the licensees to further automate the operation of their licenses and provide a significant competitive advantage over existing and potential competitors.

Liquidity and Capital Resources

During the quarter, the Company issued 658,873 shares of its common stock at US $0.50 per share for net proceeds of US $329,436 pursuant to an offering. Non-cash financing activities during the quarter included 180,000 shares for legal services totalling US $450,000, 500,000 shares for consulting services totalling US $1,500,000 and 100,000 shares for consulting services totalling US $277,000. The share price of the Company's stock declined significantly during the last quarter so raising additional capital has been more difficult.

At  December 31, 2000, the Company had a working capital  deficit of US $1,431,036. At September 30, 2001, the working capital deficit increased to US $2,226,486, primarily due to an increase in accounts payable and accrued expenses, from US $532,509 at December 31, 2000 to US $1,417,868 at September 30, 2001. The current liabilities at September 30, 2001 included US $756,789 due to a related party which was settled by the issuance of stock subsequent to the quarter.

Results of Operations

The acquisition of Exotics.com-Delaware was completed during the third quarter so its results are reflected in the consolidated financial statements.

Total revenues during the quarter ending September 30, 2001 were US $341,945, less costs of sales of US $45,386 for a gross profit of US $296,559. Current revenue sources consist primarily of fees from Exotics.com-Delaware licensees, including initial licensing fees, ongoing monthly fees based on advertising revenues from each city, and monthly service fees. Exotics.com-Delaware is currently planning an aggressive national campaign which will generate national advertising revenue for ads displayed over its international network of sites. It has also entered into affiliate programs with a number of sites offering merchandise that appeal to its viewers. The Company expects this to increase revenues over the coming months.

During the quarter, operating expenses of US $2,852,704 comprised of salaries and employee benefits of US $192,885, professional and other consulting fees of US $1,849,300 and general and administrative expenses of US $810,519. Of the amount listed for professional and consulting fees, US $1,500,000 was paid by the issuance of 500,000 shares at US $3.00 per share and US $277,000 was paid by the issuance of 100,000 shares at US $2.77 per share.

Net loss during the quarter was US $2,579,252 or US $0.16 per share.

Plan of Operation

Exotics.com-Delaware has or is expanding its information and commerce services into the four core categories: Homes, Cars, Boats, and Luxury City Guide. Initially, the primary vehicle for expansion will be the issuance of the separate city licenses for each of these four categories. Management estimates that each city will eventually support no fewer than four category franchises, which in total can generate more than US $500,000 annually in recurring licensing income to Exotics.com-Delaware. By expanding worldwide into 99 cities over the next 5 years, Exotics.com-Delaware anticipates generating recurring licensing revenue of at least US $23 million.

In addition, Exotics.com-Delaware plans to explore opportunities to expand and develop:

*    National and international advertising

*    An e-commerce mall of luxury goods and services

* Travel planning and concierge services for the traveling executive

*    Charter services

*    Subscription based websites

*    Exotics.com offline luxury publication

All of these new products will be carefully tailored to meet the specific needs of the Exotics.com-Delaware's core audience.

The  principal objectives of the Company for the next  12  months are as follows:
     * Raise US $500,000 through private placements to facilitate its licensee growth in North America and to expand its licensing base into Asia Pacific and Western Europe.
     * Become the leader in providing male oriented entertainment services in Asia Pacific, in particular, Japan, Hong Kong, Macau, Korea and Taiwan.
     * Open licenses in France, Germany, Holland and Italy as bases for the balance of Europe.
     * Partner with product suppliers, such as herbal health products, for the development of private branded high quality products for the Exotics.com web users.

     * Expand commerce and information services into four core categories: Homes, Boats, Cars and Luxury City Guide.

Subsequent Events

Subsequent to the period under review, the Company issued 392,000 shares of its common stock at US $0.06 per share to pay for services provided to Exotics.com Delaware by various outside contractors.

On October 1, 2001, the Company entered into a Consulting Agreement with De Sage Capital Corp. for public relations and promotional services for an initial six-month term for US $60,000 (the "Fee") or US $10,000 per month. The Company has agreed to issue 1,500,000 shares of its restricted common stock at a deemed price of US $0.04 per share in satisfaction of the Fee.

On October 4, 2001, the Company acquired a Promissory Note dated December 1, 2000 issued by Exotics.com Delaware. Exotics.com Delaware pledged its URL, domain names, trademarks, trade names, all unsecured assets and all licenses and contracts with its clients as security for payment of principal and interest. A total of 5,416,675 shares of its restricted common stock at a deemed price of US $0.04 per share were issued to purchase the Promissory Note for principal and interest totalling US $216,667.

On October 23, 2001, the Company settled debt relating to two Promissory Notes issued by Exotics.com Delaware. A total of
12,538,006 shares of its restricted common stock at a deemed price of US $0.03 per share were issued to two noteholders for principal and interest totalling US $376,140.18.

On  October 25, 2001, the Company approved a reverse stock  split of the common stock for the close of business November 7, 2001. At the opening of business on November 8, 2001, one new share of common stock of the Company was issued in exchange for every five outstanding shares of common stock. The Company's authorized common stock was reduced from 100 million to 20 million shares accordingly. Effective November 8, 2001, the Company's stock trading symbol changed from EXTS to EXIC. For 20 trading days, beginning on November 8, 2001, the Company will trade on the OTCBB under the symbol EXIC.D, with the "D" added to indicate that a reverse split took place. The new CUSIP number for the Company is 30211P 20 5.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

2.1  Share Exchange Agreement (filed herewith)

2.2  Share Purchase Agreement (filed herewith)

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

3.1b The Company's Certificate of Amendment, which changed the name to Exotics.com, Inc. is hereby attached to this report. (Incorporated by referenced to the Certificate of Amendment filed with the Company's Annual Report on Form 10-KSB filed April 5, 2001)

3.2 The Company's By-Laws, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB filed February 10, 2000).

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

Dated: November 26, 2001

EXOTICS.COM, INC.


By: /s/ Firoz Jinnah
Firoz Jinnah
President