Form 10KSB
period 2001-12-31
EXOTICS COM INC
filed 2002-08-02
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 2001
Commission File No. 000-29441






                        EXOTICS.COM, INC.
     (Exact name of registrant as specified in its charter)



         Nevada                            87-0640430
 (State of organization)         (I.R.S. Employer Identification
                                              No.)

                 Suite 411 - 1200 W. Pender St.
                  Vancouver, BC  Canada V6E 2S9
            (Address of principal executive offices)

                         (604) 684-2004
       Registrant's telephone number, including area code

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's Revenue during the year ended December 31, 2001:   $
519,837

As of July 22, 2002, the registrant had 7,899,846 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of July 22, 2002: $N/A.

              DOCUMENTS INCORPORATED BY REFERENCE:

None

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                             Background

Please Note: the shares are represented as post-split shares reflect the 1:5 reverse split which occurred on November 8, 2001.

Exotics.com, Inc., formerly Hardrock Mines, Inc., (hereinafter The Company) was incorporated on June 14, 1982 with the name of VHF Corporation, pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of twenty five thousand (25,000) shares of common stock with a par value of one dollar ($1.00).

On November 20, 1999, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the authorized capital to one hundred million (100,000,000) shares of common stock with a par value of $0.001 per share.

The amended Articles were filed with the State of Nevada on December 17, 1999. The Company was formed with the stated purpose of conducting any lawful practice, business or activity. However, the contemplated purpose was to engage in investment and business development operations related to mineral research and exploration.

On or about July 02, 1994, the board of Directors entered into early negotiations with Liberty Consolidated Mines, Inc. who held the rights to the Mt. Laurel Mines patented property plus 28 mining claims and one mill site claim located in the Eddy gulch area near Sawyers Bar, California. Upon the discovery that various environmental regulations and stipulations were cost prohibitive, all attempts to engage in business with Liberty Consolidated Mines, Inc. were abandoned. The Company fell into inactivity on or about March 08, 1996.

The Company never engaged in an active trade or business throughout the period from inception through 1998. On or about July 29, 1999, the directors determined that the Company should become active and reinstated the Company with the State of Nevada, and seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

On February 9, 2001, the Company changed its name to Exotics.com, Inc. through a consent of a majority of shareholders of the issued and outstanding stock pursuant to NRS 78.320. The name change became effective upon filing the Certificate of Amendment with the Secretary of State on February 15, 2001.

On February 15, 2001, Exotics.com (fka Hardrock Mines) completed a forward stock split of 15.8 shares for each outstanding share.

On February 13, 2001, the shareholders of Exotics acquired 100% of Exotics Acquisition Corp. ("Acquisition"), an inactive company, organized under the laws of the State of Nevada on February 13, 2001, pursuant to a share exchange agreement. This acquisition was effected through the exchange of 7,567,410 shares or 95.15% of Exotics' issued and outstanding common stock held by certain shareholders for 100% of the issued and outstanding shares of Acquisition. Through this transaction, there was a change in control of Exotics.

Exotics entered into a Share Purchase Agreement with Exotics.com, Inc., a Delaware corporation (Exotics-Delaware), pursuant to which Exotics would acquire up to 100% of all the outstanding shares of common stock of Exotics-Delaware. Through the Share Purchase Agreement, Exotics acquired 10,392,462 shares of its common stock for shares of capital stock of Exotics-Delaware's stock. This Share Purchase Agreement was entered into in March 2001, but was not finalized until the closing on July 10, 2001 at which time a total of 90.15% of the shares of Exotics-Delaware were purchased by the issuance of 1,385,662 shares of the Company's common Stock.

Subsequently, Exotics Delaware discovered that 159,420 shares of its common stock were never issued. Per an amended stock subscription agreement, 166,667 shares of common stock was subscribed at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totaling 21,256 shares relating to the share exchange agreement.

On October 25, 2001, Exotics-Nevada approved a reverse stock split of the common stock for the close of business November 7, 2001. At the opening of business on November 8, 2001, one new share of common stock of the Company was issued in exchange for every five outstanding shares of common stock. The Company's authorized common stock was reduced from 100 million to 20 million shares accordingly.

                       Business of the Issuer

Exotics.com provides on-line visual directories of male oriented entertainment service through its subsidiary Exotics.com (Delaware). By continuing to build an international brand and attract millions of highly desirable visitors to its websites, exotics.com is creating a springboard to launch a variety of exotic and luxury related goods and services targeted at its core customer - the affluent male pursuing an exotic and luxurious lifestyle.

Exotics.com's objective is to become the leading international on-line visual directory and e-commerce portal for the affluent male pursuing an exotic and luxurious lifestyle by providing:

     * A comprehensive visual directory of exotic and luxury related goods and services.

     *    Information relevant to the lifestyle of the affluent.

     *    An on-line community for like-minded individuals.

     * High-end e-commerce featuring the world's finest luxury-related goods and services.

Exotics has developed a network of approximately 39 city websites and a national website (www.exoticsusa.com) which in the aggregate generate in excess of 40 million page views and over 4 million unique visitors per month. Management believes that the on-line photo classified ads offered by the Exotics.com are superior in quality, and reach a greater audience than traditional print ads. Exotics.com receives licensing fees equal to 15 to 20% of the total network revenue.

The typical Exotics.com user has expressed an interest in high-end cars, luxury homes, pleasure boats, and exotic travel.

THE INTERNET INDUSTRY

The Internet has quickly emerged as a global medium that allows hundreds of millions of people worldwide to obtain information, communicate and conduct business electronically. In its June 1999 report, International DataCorporation, or IDC, estimates that the number of Web users worldwide will grow from approximately 142 million users in 1998 to 502 million by the end of 2003.Additionally, IDC projects the number of Web users outside the U.S. to increase from 79.4 million in 1998 to 325.4 million by 2003. This is the most current information the Company has regarding the internet industry.

The Growth of E-Commerce and Performance Based Advertising

As the number of Internet users continues to expand, the value of the Internet as a commerce channel will continue to increase as more merchants move onto the Internet to market and sell an ever-increasing variety of products and services. According to IDC, worldwide commerce revenues on the Web are expected to grow from approximately $50 billion at the end of 1998 to approximately $1.3 trillion by the end of 2003. As e-commerce continues to expand, vendors are increasingly relying on extensive advertising campaigns to identify customers, build online brand awareness and increase product sales online. Forrester Research predicts that performance-based online advertising spending in the United States will increase from an estimated $421 million, or 15% of total United States online advertising spending, in 1999 to an estimated $11.8 billion, or over 50% of total United States online advertising spending, in 2004.

              The Online Market for Adult Entertainment

According to Jupiter Media Metrix (JMM), a leader in Internet analysis and measurement, its March 2002 Jupiter Research Report states that while consumer resistance to paying for mainstream online content continues (over 70%), exotic content can and does attract paying customers. By 2006 JMM estimates the highest revenue generating content genres will be:

     *    Audio/video entertainment at $600 million

     *    Exotic entertainment at $400 million.

     *    Financial and business news content at $350 million

The company's new interactive services such as its audio and audio/visual chat rooms and its soon to be introduced online story and dating forums are strategically positioned to take advantage of these growing market trends.

EMERGING INTERNATIONAL MARKETS

Exotics.com's premium brand identity, its scalable technology infrastructure and its established revenue model strategically positions the Company to expand into emerging international markets such Europe and Asia.

Europe

Many Internet firms in Europe are introducing Adult content and e-commerce to increase revenue. Germany's 2nd largest ISP, www.Freenet.de launched a new site www.fundorado.de that sells adult content and hosts adult chat rooms. It charges USD$8.70 per month for general access. Another major German ISP T-Online has also announced it intends to provide adult content and has entered into a partnership with Spanish adult publisher, Private Media Group. The largest email provider GMX.de also announced plans for a similar venture. According to Greg Geelan, president of YNOTMasters.com " We did a poll recently and found 25 percent of the Webmasters using our services resided in Europe and another 20 percent in Asia,.porn on the Internet is really booming in Germany and France."

Asia

According to a survey conducted by NetValue on March 5,2001 surfing Adult sites is very popular in Asia especially among students.
Between 37 and 58% of Internet using students in five Asian countries visited an adult site during January 2001. Panels were established in China, Hong Kong, Korea, Singapore and Taiwan.

MARKET TRENDS

Exotic's business strategies position the company to maximize the business potential of the following major market trends:

Broadband User Increase

Proliferation of access to high speed Internet bandwidth combined with downward pressures on the cost of service has resulted in a steep increase of broadband users in the United States. According to a recent Jupiter report, broadband users now outnumber those with narrowband connections. Since many of the company's new services require high-speed bandwidth, this considerably increases our potential customer base

Popularity of Communities

A major benefit of the Internet is to simplify and quicken communication between individuals who share common interests. The growth of these online communities continues to climb and now total over 90 million Americans. Known as "Cyber Groupies" these communities are optimal conduits for cost-effective viral marketing and e-commerce campaigns particularly since 79% of Cyber Groupies identify at least one particular group with which they stay in regular contact

Rapid Deployment of " Rich Media" wireless platforms

Unlike the desktop wired North American market, many users in key international markets access the Internet via wireless platforms. Japan's most popular wireless platform is called i-mode. With over 30 million subscribers in Japan, i-mode, which uses the Internet standard mark-up language HTML, is multi-media friendly. EPLUS, a leading German wireless provider, launched its i-mode service in March 2002 and consumer response has been very positive due to the service's ability to transfer adult images. "These are the killer applications" Thomas Chambers, the CFO of Britain-based mobile phone software company Symbian told Reuters while viewing exotic images. EPLUS intends to offer chat room date services that will cater to the growing interest in community based communication.

A recent technological development in Japan also provides the Company with another major distribution channel for its business partners. J-Phone, Japan's second largest wireless carrier with 12.23 million subscribers, recently introduced a new phone called a SHA-PHONE. A sha-phone has a camera attached to the phone, which allows its user to take and send photos. More than 4 million SHA-PHONES have been sold.

DEMOGRAPHICS

According to a study by the Forrester Group in April 2001, at least 19% of North American Internet users are regular visitors to exotic content sites.

Our target market of affluent American males between 18 and 45 are also active consumers. Adult content users outspend the average Internet consumer by 17 dollars per month. Adult content users are more likely to buy items such as airline tickets and CDs online as well.

As mentioned previously, studies indicate that the buying habits of college students in all developed nations are becoming more Internet centric. Combine this propensity to spend online with their interest in exotic products and services and the company's international markets have enormous potential.

                             Competition

The adult entertainment industry is a major growth engine of the Internet economy and thus, continues to attract a high level of new competition. While hundreds of firms indirectly compete with Exotics for the online user, firms that compete directly with us for the online adult classified advertising client, on a national basis, are very limited. Our closest competitor is ErosGuide.com

ErosGuide.com

ErosGuide.com offers similar classified advertising services to Exotics. However, the graphic user interface is not as intuitive nor as well designed. Unlike Exotics, ErosGuide relies on classified advertising as a single revenue source whereas Exotics has implemented a multiple revenue steam strategy. The absence of any third party advertising in either banner or link formats on their homepage indicates the ErosGuide site may not have a sufficient user base to attract advertisers. Similar to Exotics, the user can access the classified advertising free of charge and without submitting personal information.

ErosGuide.com offers advertisement rates that are competitive to Exotics.com.

ITEM 2.   DESCRIPTION OF PROPERTY.

Exotics.com operates its corporate offices at # 411 - 1200 West Pender Street, Vancouver B.C., Canada, V6E 2S9. The Company's operations are housed at #712 - 7657 Winnetka Ave., Canoga Park California, 91306. There is a services agreement with St. George Capital for the corporate office in Vancouver. Under the terms of this agreement, St. George Capital Corp. agrees to provide consulting services and all secretarial, phone answering, copying services to Exotics as well as provide Exotics with offices fully equipped with a computer, telephone, long distance telephone, Internet, fax, and dealing with the Transfer Agent. In consideration for these services, Exotics will pay St. George a sum of $12,500 per month, for the period between March 16, 2001 through November 15, 2001 and $15,000 per month thereafter plus any and all taxes if applicable.

Since Exotics.com is incorporated in Nevada, it is required to maintain a resident office in which documents are available. The resident office is located at Chapman & Flanagan, Ltd., 777 N.
Rainbow Blvd., Suite 390, Las Vegas, Nevada 89107. No activities take place in the resident office.

ITEM 3.   LEGAL PROCEEDINGS

The Company was served on November 20, 2001 by LA Exotics, LLC, a Georgia limited company, Andrew Maltin, an ex-director of Exotics.com, Inc. - DE and an LA Exotics, LLC shareholder, and Lea Hastings aka Lea Conkey, an individual and LA Exotics, LLC shareholder. The lawsuit names the Company as a co-defendant together with Gary Thomas aka Gary Vojtesak, an ex-director of Exotics.com, Inc. - DE and an LA Exotics, LLC shareholder, and Klaudia Jesmanowicz, an employee of Exotics.com, Inc. - DE. Amongst other things, the plaintiffs alleged that the Company together with Thomas and Jesmanowicz usurped LA Exotics, LLC"s opportunities for the benefit of Thomas and the Company; caused LA Exotics, LLC to pay or reimburse Thomas for expenses solely related to the business of the Company; caused LA Exotics, LLC to pay money directly to the Company's creditors; created websites which directly compete with LA Exotics, LLC; and interfered with the day to day operations of LA Exotics, LLC by intimidation and harassment of its employees. The Company denied any wrongdoing and was scheduled to appear in Los Angeles Superior Court on April 24, 2002, at which time it intended to file a counterclaim against the plaintiffs. The plaintiffs are seeking $59,889.08 in specific damages, a temporary and permanent restraining order preventing the defendants from interfering in the business of LA Exotics, LLC, and accounting of all LA Exotics, LLC monies wrongfully diverted, converted and appropriated by the defendants, and to have such monies held and retained as trustees of a constructive trust for the benefit of the plaintiffs and accompanying damages in such sum as may be found due and owing to the plaintiffs, and finally costs. On June 15, 2002, LA Exotics, LLC dropped the lawsuit against the Company.

Exotics has satisfactory title to all owned assets, (it believes it also has the title to its URL's which have been improperly registered in the name of an Ex Officer and Director of the corporation. Exotics is in the process of engaging legal counsel and filing a lawsuit to regain possession of its URL's) and there are no liens or encumbrances on such assets nor has any asset been pledged.

On or about July 5, 2001, the staff of the Boston District Office of the Securities and Exchange Commission began conducting an investigation to determine whether any violations of the federal securities laws had occurred. The investigation conducted by the SEC is presently ongoing and we unable to give an opinion as to the probable outcome of the inquiry. We have been cooperating with the Commission in connection with this inquiry.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            Market Price

The Company's common stock was quoted on the over-the-counter market in the United States under the symbol EXIC. However, due to our failure to file our reports in a timely manner, we were de-listed from the OTCBB. We are currently in the process of becoming compliant with both SEC and NASD Rules and Regulations so that we may resume trading on the bulletin board.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                              Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

              Recent Sales of Unregistered Securities.

Please Note: the shares are represented as post-split shares reflect the 1:5 reverse split which occurred on November 8, 2001.

On May 30, 2001, Exotics issued 128,175 shares of its common stock at a purchase price of $2.50 per share. These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, and the safe harbor from registration provided in Regulation S.

On May 30, 2001, Exotics issued 3,600 shares of its common stock at a purchase price of $2.50 per share to an investor. These shares were issued pursuant to the exemption provisions of Section 4(2) and 4(6) and Regulation D of the Securities Act of 1933, and Rule 506 of Regulation D.

On October 4, 2001, Exotics issued 1,083,335 shares of its common stock to St. George Capital Corp. for forgiveness of debt at the conversion price of $0.20 per share. These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, and the safe harbor from registration provided in Regulation S.

October 23, 2001, Exotics issued an aggregate of 1,911,601 to PTC Finance, Ltd. and St. George Capital Corp. for forgiveness of debt at the conversion rate of $0.15 per share. These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, and the safe harbor from registration provided in Regulation S.

On December 28, 2001, Exotics issued 75,000 shares of its common stock to the current President of Exotics-Delaware for forgiveness of debt at the conversion rate of $0.20 per share. Exotics also issued 100,000 shares to an individual for forgiveness of debt at the conversion rate of $0.30 per share. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On December 28, 2001, Exotics issued 300,000 shares as compensation for services provided to the Company valued at $0.20 per share by the current President of Exotics-Nevada. The Company also issued 200,000 shares as compensation for services provided to the Company valued at $0.20 per share by the current president of Exotics-Delaware. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On December 28, 2001, Exotics issued an aggregate of 191,666 shares of its common stock to 4 investors for a purchase price of $0.30 per share. These shares were issued in reliance on the exemptions from registration under Sections 3(b) and/or 4(2) of the Securities Act of 1933, and the safe harbor from registration provided in Regulation S.

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   CONCERNING   ITS
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                          General Overview

The Company conducts its operations through its subsidiary, Exotics.com-Delaware, which provides on-line visual directories of male oriented entertainment services, banner advertising, and e-commerce products.

Continuation of the company as a going concern is dependent upon obtaining the working capital for its business. Management is aggressively pursuing capital markets to obtain additional funding through equity injection or long-term debt. This will allow
Exotics.com to fulfill its objective.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $2,514. As of the same date, the Company had total working capital deficiency of $1,639,666, including a short-term component of deferred revenue of $25,881. Deferred revenue represents excess of cash received from licenses over revenue recognized on license contracts, and the short-term component represents the amount of this deferred revenue expected to be recognized over the next twelve months. Without the short-term component of deferred revenue, working capital deficiency would have been $1,613,785 at December 31, 2001.

The Company's operating activities used net cash of $501,609 and $791,949 in fiscal 2001 and 2000, respectively. Cash used in fiscal 2001 operations was primarily the result of net loss offset by increase in accounts payable and in non-cash items, primarily stock issuance for services and stock issuance costs. Cash used in fiscal 2000 operations was primarily the result of net loss offset by increase in accounts payable and in non-cash items, primarily depreciation.

Net cash used by investing activities was $25,547 and $215,045 in fiscal 2001 and 2000, respectively. Investing activities have consisted primarily of Website development cost.

Net cash provided by financing activities was $529,670 and $994,732 in fiscal 2001 and 2000, respectively. Proceeds from the sale of common stock and funds received from the related parties were the primary source of net cash provided by financing activities.

Results of Operations

The acquisition of Exotics.com-Delaware was completed during the third quarter of 2001, so its results are reflected in the consolidated financial statements.

Net revenues during the year ending December 31, 2001 were $519,837, less cost of sales of $191,725 for a gross profit of $328,112. Revenues for the comparative year ending December 31, 2000 were $470,202, less cost of sales of $259,246 for a gross profits of $210,956. Current revenue sources consist primarily of fees based on advertising revenues from each city, and monthly service fees. Exotics.com-Delaware is currently planning a national advertising campaign, which will generate national advertising revenue for ads displayed over its international network of sites. It has also entered into affiliate programs with a number of sites offering merchandise that appeal to its viewers. The Company expects this to increase revenues over the coming months.

During the year ended December 31, 2001, the operating expenses of $4,029,810 were comprised of salaries and employee benefits totaling $312,516, professional and other consulting fees totaling $1,748,042 and general and administrative expenses totaling $778,498, as well as stock discount expense of $1,026,143 and travel and entertainment expense of $164,611. During the year ended December 31, 2000, the operating expenses of $1,349,854 were comprised of salaries and employee benefits totaling $591,158, professional and other consulting fees totaling $333,131 and general and administrative expenses totaling $425,565. The increase in operating expenses is due to a stock discount expense of $1,026,143 and travel and entertainment expense of $164,611.

Net loss for the year ended December 31, 2001 was $3,947,659 or $1.46 per share. The net loss for the comparative year ended December 31, 2000 was $1,246,382 or US $0.92 per share. The increase in net loss is due to higher professional and consulting fees, as well as stock discount expense recognized on stock issuance for debt and account payable.

The following should be read in conjunction with the year end consolidated financial statements of the Company and related notes included elsewhere in this report for the period ended December 31, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operation, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectation, expressed in the Company's forward looking statements. Generally, the words anticipate, believe, estimate, expects, and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

Over the past twelve months, Exotics.com has tried to reduce overhead and to bring its overhead in to line with its revenues. The plan is working and the Company is confident that it will be accomplished. The Company is now concentrating its efforts on new product development, sales and marketing. The Company has increased its control over operations and technical by implementing strict controls over the access and use of its servers. The Company is creating strategic relationships and possible acquisitions with clients and other complementary businesses in order to provide diversification in its overall business strategies.

Exotics.com has a very large and loyal user base. The Company is developing this community in order to provide products and services that they require. Some of these products are:

     *    Online Chat.

     * Pharmaceuticals, both prescription and "over the counter" or herbal products.

     *    Low cost Internet telecommunications.

     *    Data base capture and management.

     *    MPEG IV downloadable movies.

     *    "Exotics Forum" or post your Exotic story.

     *    Psychic products.

     *    Luxury Guide for cars, boats, homes, and travel services.

Search engine maximization is in the forefront of our future plans. The Company has hired a technologist to optimize the placement of Exotics.com on the multitude of directories and search engines on the Internet. In addition, the Company will continue to build alliances with other web sites and enter into cross-promotional arrangements to attract traffic.

The Company is making plans to expand its "City Guide" into the European and Asian markets. These markets are growing very quickly in the use of high speed Internet. The Company has already purchased the domain names for most of the major cities world- wide. This foresight guarantees the companies ability to move quickly into these major markets.

                           Growth Strategy

The Company plans to expand its e-commerce services targeted to its affluent male audience. The Company believes that its audience is inclined to purchase on-line a wide variety of goods and services, including consumer electronics, books, music, videos, clothing and accessories, travel and brokerage services.

The Company is aggressively pursuing revenue sharing, co-branding, and other opportunities to serve as a comprehensive portal to e-commerce for its core audience. A major initiative is the provision of on-line chat, both audio and audio/visual to its many viewers. In line with this product, Exotics has contracted with a major supplier of Psychic chat that will be "on sight" early in the second quarter of 2002.

The corporate sales force of Exotics.com is actively pursuing corporate advertising.

In summary, this growth plan will allow the Company to move forward towards its goal of being the largest provider of exotic lifestyles products.

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's principal accountant, Anderson, Anderson & Strong, LLC was dismissed as of July 24, 2001. The principal accountant's report on the financial statements for the two most recent fiscal years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors.

There were no disagreements during the registrant's two most recent fiscal years and the subsequent interim period through July 24, 2001 (date of dismissal) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with this report.

A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Co., PC and was engaged as of July 24, 2001. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

                              PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND   CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

Exotics.com, Inc. (Nevada)

The sole member of the Board of Directors of Exotics.com shall serve until the next annual meeting of the stockholders, or until his successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Name and Address          Age   Position             Term
Firoz Jinnah              50    President/Secretary/ Since May 2001
                                Treasurer/Director

Firoz Jinnah

Firoz Jinnah is currently the sole officer and director of the Company. From 1999 to present has been General Manager of St. George Capital Corp., a company involved in venture capital funding and consulting services. From 1997-1998, he was General Manager of Salt Spring Island Village Resorts, a company involved in building and running a world class resort in British Columbia. From 1992 to 1996, he was the General manager of Jet Set Sam, a company involved in the retail and gift sales of fish and food products. From 1986 to 1991, he was the General manager of Eastwood Furniture Company, a company involved in the wholesale sales of imported ready to assemble furniture.

Exotics.com, Inc. (Delaware)

Ingo Mueller, Director

Mr. Mueller has an extensive background in both funding and operating small and medium size businesses. In 1995, Mr. Mueller co-founded St. George Capital Corp., a Canadian venture capital firm. The company reviews and analyzes the investment potential of proposed business ventures. The Company advises on or commits the capital to fund the initial entry into the marketplace while extending the expertise to maximize their chance for success. Should a client go public, the company then works with the client to provide comprehensive management consulting services in all areas of the public company process.

From 1993 to 1995, Mr. Mueller was the Chief Financial Officer for Infotag Systems Inc., a German based radio frequency identification developer where he was responsible for developing the company's funding model and eventual first round seed monies. From 1989 to 1993 Mr. Mueller was the founder of Boss Industries, Inc. a manufacturer of health and beauty aids which he sold to the Metrin Group of Companies in 1991. He became the Executive Vice President of the Metrin Group of companies and was responsible for the international operations of the Group.

Barry Duggan, CEO and Director

Mr. Duggan, a Certified General Accountant, has a strong corporate and entrepreneurial background over the past twenty years. From 1997 through 2001, prior to joining Exotics, Mr. Duggan was President and a Director of Stockscape.com Inc., a financial information website. Prior to Stockscape, Mr. Duggan was President and a Director of Novus Telecom Group Inc. a "bundler" of telecommunications, cable television, and Internet products for the Multiple Dwelling Unit (high rise apartment) market place. Prior to these companies Mr. Duggan spent twenty years in the Television Broadcasting business. He was President of BCTV, a CTV network station in Vancouver; President and CEO of ITV, Studio Post and Transfer Ltd., and Apple Box Productions in Edmonton Alberta; and Executive Vice-President of CKVU Television in Vancouver. Prior to the television business, Mr. Duggan was a senior Manager of Tubeco Industries Inc. of Vancouver B.C.

Muhamed Masic, Chief Technology Officer

Mr. Masic is an electrical engineer and is the company's communications network specialist. He has managed the back end operations of numerous financial and Internet firms and consulted for such international organizations as the United Nations High Commissioner for Refugees (UNHCR) and Doctors Without Borders. Mr. Masic, educated in Europe and Canada, is responsible for establishing technical strategies and policies that will enable the Company to maintain its competitive position in the marketplace.

Klaudia Jesmanowicz, VP of Corporate Development

Ms. Jesmanowicz has over 8 years of experience in sales, marketing, website development and strategic planning. In 1995, Jesmanowicz founded HealthyWay, a consulting and marketing company, which engaged in the organization of public fairs and conventions. Jesmanowicz's duties consisted of event planning, acquiring advertisers, sponsors, and affiliates as well as overseeing the entire production process. Prior to her engagement in Exotics.com, Jesmanowicz taught higher Mathematics and Statistics at the University of California, Santa Barbara, with an emphasis on developing new techniques in teaching mathematics for Social Sciences. Jesmanowicz received her Bachelor of Arts in Mathematics and Statistics from the University of Nebraska, Lincoln.

BOARD OF ADVISORS

The Company has put together a Board of Advisors to help guide the Company through this rapid expansion phase. Additional advisors will be added over time as the need arises.

Gyle Graham, International Business Development

Mr. Graham has over 20 years of international business development experience in such diverse market sectors as telecommunications, manufacturing, pharmaceuticals and direct marketing. Educated in Japan and Canada, Mr. Graham has worked in several different international markets such as Japan, Mexico and Malaysia. Mr. Graham currently provides business development consulting to several US, Canadian and international firms.

Charles M. Davis, Internet Strategist

Mr. Davis has senior management experience in the automotive, consumer electronics and high tech industries. Mr. Davis developed successful business strategies for such firms as Roland Corporation, Daewoo International, American Int'l Buyer's Association and Aeolian Corporation, Inc. Currently Mr. Davis is General Manager of
DrivingAmerica.com, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

                     Summary Compensation Table
          -------------------------------------------
                    Annual compensation      Long term compensation
               ---------------------------   ----------------------------------
                                             Awards              Payouts
Name and       Year  Salary  Bonus  Other    Restrict  Securit   LTIP      All
Position             ($)     ($)    Annual   ed Stock  ies       Payouts   other
                                    Comp.    Awards    underly   ($)       Comp.
                                    (1)      ($)       ing                 ($)
                                                       options
                                                       / SARs
                                                       (#)
------------  ----- ------- ------- -------- -------- --------- --------- -------
Firoz Jinnah,  2001                  $60,000
Sole Officer
and
Director
------------  ----- ------- ------- -------- -------- --------- --------- -------
Barry Duggan,  2001                  $40,000
President of
Exotics-DE

(1) The sole officer and director of Exotics received 300,000 shares of the Company's common stock, valued at $0.20 per share, for services rendered to the Company. Exotics also issued 200,000 shares of the Company's common stock, valued at $0.20 per share, to Barry Duggan, the President of Exotics-DE in consideration for services rendered to the Company.

There is no written agreement for compensation. They have agreed to act without compensation until authorized by the Board of Directors. As of the date of this report, the Company has no immediate funds available to pay directors. Further, none of the directors are accruing any compensation.

ITEM 11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
          MANAGEMENT.

The following table sets forth each person known to us, as of July 22, 2002, to be a beneficial owner of five percent (5%) or more of Exotics' outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Beneficial Holdings of Owners of 5% or more the Company's common stock:

Title of Class    Name/Address              Shares         Percentage
                  of Owner                  Beneficially   Ownership
                                            Owned
Common            Gary Thomas               1,251,465      15.84%

Common            PTC Finance               840,862        10.64%
                  Principle:  Adrian
                  Crosby-Jones

Common            Ingo Mueller (1)          1,602,459      20.29%

Common            Total ownership of        3,694,786      46.77%
                  owners of 5% or more

Beneficial   Holdings  of  Officer  and  Directors  of   the   Nevada
corporation of Exotics.com, Inc.:

Title of Class    Name/Address              Shares         Percentage
                  of Owner                  Beneficially   Ownership
                                            Owned

Common            Firoz Jinnah                502,000         6.35%

Common            Total ownership of          502,000         6.35%
                  officers and directors
                  (1 individual)

Beneficial Holdings of the Officer and Directors of the Delaware corporation:

Title of Class    Name/Address              Shares         Percentage
                  of Owner                  Beneficially   Ownership
                                            Owned
Common            Ingo Mueller (1)           1,602,459        20.29%

Common            Barry Duggan                 275,000         3.48%
Common            Total ownership of         1,877,459        20.28%
                  officers and directors
                  of DE corp.

-----------------------------------------
(1) Includes (i) 16,600 shares of the Company's common stock held by Mr. Mueller; (ii) 9,295 shares held by Mr. Mueller's spouse, Milena; and (iii) 1,576,564 shares held by St. George Capital Corp., a company controlled by Mr. Mueller.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

St. George Capital Corp., is a company controlled by Ingo Mueller, an officer and director Exotics-DE. St. George also provides the corporate office space for Exotics. There is a services agreement between St. George and Exotics. Under the terms of this agreement, St. George Capital Corp. agrees to provide consulting services and all secretarial, phone answering, copying services to Exotics as well as provide Exotics with offices fully equipped with a computer, telephone, long distance telephone, Internet, fax, and dealing with the Transfer Agent. In consideration for these services, Exotics will pay St. George a sum of $12,500 per month, for the period between March 16, 2001 through November 15, 2001 and $15,000 per month thereafter plus any and all taxes if applicable. During the year ended December 31, 2001, Exotics incurred expenses totaling $118,750 relating to the Services Agreement with St. George Capital. Also, Exotics incurred $18,000 for other services provided by St. George Capital.

As of December 31, 2001, Exotics.com owed Gary Thomas, a former officer and current shareholder of Exotics-NV $406,745 for consulting fees. Exotics converted $150,000 of this amount to a note bearing a rate of 12% per annum, due upon demand.

As of December 31, 2001, Exotics owed Firoz Jinnah, the current officer and director of Exotic-NV, $2,051.90 for various services provided on behalf of the Company.

As of December 31, 2001, Exotics owed Barry Duggan, the current
President and Director of Exotics-DE, $7,000 for various services provided on behalf of the Company.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

                  EXOTICS.COM, INC. AND SUBSIDIARY
                  CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

                                INDEX


                                                                PAGE

INDEPENDENT AUDITORS' REPORT                                     1

CONSOLIDATED BALANCE SHEETS                                      2

CONSOLIDATED STATEMENTS OF OPERATIONS                            3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY               4

CONSOLIDATED STATEMENTS OF CASH FLOWS                          5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7 - 27









                    INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
EXOTICS.COM, INC.

We have audited the accompanying consolidated balance sheets of Exotics.com, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exotics.com, Inc. and Subsidiary. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The   accompanying  consolidated  financial  statements  have  been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has incurred substantial losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                         Certified Public Accountants

Los Angeles, California
June 28, 2002

                  EXOTICS.COM, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                       ------------
                                                     2001         2000
                                                  ---------     ---------
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $ 2,514         $    -
  Accounts receivable, net of allowance for
doubtful accounts of $15,598 and $36,911             27,500         85,650
                                                  ---------      ---------
     Total current assets                            30,014         85,650

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $15,034 and $6,982                   15,889         21,973

WEBSITE DEVELOPMENT COSTS, net                       50,000        365,164

OTHER ASSETS                                              -         34,794
                                                  ---------      ---------
    TOTAL ASSETS                                  $  95,903      $ 507,581
                                                  =========      =========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft                                     $    -      $  50,328
  Accounts payable and accrued expense              882,424        532,509
  Capitalized leases payable                         19,450         10,214
  Deferred revenue                                   25,881         25,881
  Note payable                                      100,000        100,000
  Notes payable - related parties                   150,000        448,824
  Due to related parties                            491,925        348,930
                                                  ---------      ---------
    Total current liabilities                     1,669,680      1,516,686

  Deferred revenue, long-term                       155,283        181,164

  Capitalized leases, long-term                           -          9,237
                                                  ---------      ---------
   Total liabilities                              1,824,963      1,707,087
                                                  ---------      ---------
Commitments and Contingencies (Note 9)                    -              -
Minority Interest                                         -              -
STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value; 20,000,000
shares
   authorized; 7,809,837 and 1,385,661 shares
   issued and outstanding                             7,810          1,386
  Common stock to be issued; 21,256 shares
 (see Notes 1, 2 and 10)                                 21             21
  Additional paid-in capital                      4,263,731        852,050
  Accumulated deficit                           (6,000,622)    (2,052,963)
                                                 ----------    -----------
      Total stockholders' deficiency            (1,729,060)    (1,199,506)
                                                 ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $   95,903      $ 507,581
                                                 ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  EXOTICS.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS





                                               For the Year Ended
                                                  December 31,
                                                ---------------
                                               2001           2000
                                             --------      ---------

REVENUE, net                                $  519,837     $  470,202

COST OF SALES                                  191,725        259,246
                                            ----------    -----------
GROSS PROFIT                                   328,112        210,956
                                            ----------    -----------
OPERATING EXPENSES
  Salaries and employee benefits               312,516        591,158
  Professional and other consulting fees     1,748,042        333,131
  Stock discount expense                     1,026,143              -
  Travel and entertainment expense             164,611
  Other general and administrative expenses    778,498        425,565
                                            ----------    -----------
  Total operating expenses                   4,029,810      1,349,854
                                            ----------    -----------

LOSS FROM OPERATIONS                       (3,701,698)    (1,138,898)
                                            ----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense                            (59,435)       (98,815)
  Impairment expense                         (241,593)              -
  Other income                                  55,067        (8,669)
                                            ----------    -----------
    Total other income (expense)             (245,961)      (107,484)
                                            ----------    -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                          (3,947,659)    (1,246,382)

PROVISION FOR INCOME TAXES                           -              -
                                           -----------    -----------
NET LOSS                                  $(3,947,659)   $(1,246,382)
                                           ===========    ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                            $(1.46)        $(0.92)
                                           ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.

                        EXOTICS.COM, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                 Common Stock to be
                                          Common Stock                 Issued         Additional                       Total
                                           -----------             -------------       Paid-in      Accumulated    Stockholders'
                                      Shares         Amount      Shares     Amount     Capital        Deficit       Deficiency
                                     --------        -----        ----      -------    -------        -------      ------------
Balance at January 1, 2000
 adjusted to reflect
 outstanding shares of
 Exotics Nevada and stock split
 (see Notes 1, 2 and 10)             1,303,733         $ 1,304          -     $    -     $387,973      $(806,581)     $(417,304)

Issuance of common stock for cash       53,099              53     21,256         21      515,676               -        515,750

Offering costs                               -               -          -          -     (51,570)               -       (51,570)

Issuance of common stock for
 offering costs                         28,829              29          -          -         (29)               -              -

Net loss                                     -               -          -          -            -     (1,246,382)    (1,246,382)
                                     ---------         -------     ------    -------    ---------    ------------   ------------
Balance at December 31, 2000         1,385,661           1,386     21,256         21      852,050     (2,052,963)    (1,199,506)

Acquisition of net assets of
 Hard Rock Mines, Inc.
 (see Note 2)                        1,627,400           1,627          -          -      (3,327)               -        (1,700)

Issuance of common stock for cash      323,441             324          -          -      386,612               -        386,936

Issuance of common stock
 in settlement of payables           1,296,744           1,297          -          -      690,378               -        691,675


Issuance of common stock in
 settlement of debt - related        1,873,191           1,873          -          -      894,301               -        896,174
party


Issuance of common stock
 for legal services                     55,000              55          -          -      509,445               -        509,500

Issuance of common stock for
 consulting services and             1,248,400           1,248          -          -      934,272               -        935,520
compensation

Net loss                                     -               -          -          -            -     (3,947,659)    (3,947,659)
                                     ---------         -------     ------    -------   ----------    ------------   ------------
Balance at December 31, 2001         7,809,837         $ 7,810     21,256      $  21   $4,263,731    $(6,000,622)   $(1,729,060)
                                     =========         =======     ======    =======   ==========    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                EXOTICS.COM, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year Ended
                                                       December 31,
                                                       ------------
                                                    2001          2000
                                                  -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(3,947,659)    $(1,246,382)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                   105,202          83,905
    Impairment expense                              241,593               -
    Website development costs                             -       (108,000)
    Bad debt expense                               (31,313)        (13,371)
    Issuance of common stock for services         1,445,020               -
    Stock issuance cost                           1,026,143               -
  Changes in certain assets and liabilities:
    Accounts receivable                              89,463          25,304
    Other assets                                     34,794            (15)
    Accounts payable and accrued expenses           561,029         492,490
    Deferred revenue                               (25,881)        (25,880)
                                               ------------    ------------
Net cash used in operating activities             (501,609)       (791,949)
                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (1,968)               -
  Website development costs                        (23,579)       (215,045)
                                               ------------    ------------
Net cash used in operating activities              (25,547)       (215,045)
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in bank overdraft            (50,328)          50,328
  Net increase in due to related party              193,062         507,055
  Capital lease payable, net of payments                  -         (7,088)
  Decrease in notes payable                               -        (19,743)
  Issuance of common stock for cash                 386,936         515,750
  Offering costs                                          -        (51,570)
                                               ------------    ------------
Net cash provided by financial activities           529,670         994,732
                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          2,514    (    12,262)

CASH AND CASH EQUIVALENTS - BEGINNING                     -          12,262
                                               ------------    ------------
CASH AND CASH EQUIVALENTS - ENDING                 $  2,514            $  -
                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                              - 5 -


                  EXOTICS.COM, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR
  Interest expense                   $     -       $     -
                                     =======       =======
  Income taxes                       $     -       $     -
                                     =======       =======

NON-CASH FINANCING ACTIVITY

For the Year Ended December 31, 2001

  *    The  Company  issued  1,873,191  shares  of  common  stock  to satisfy promissory notes to a related parties totaling $216,667 and $132,225, including accrued interest. The
       Company incurred stock discount costs totaling $547,282 relating to the issuance of the common stock below its fair market value.

  * The Company issued 1,296,744 shares of common stock to satisfy various payables totaling $212,811. The Company incurred stock discount costs totaling $478,861 relating to the issuance of the common stock below its fair market value.

  * On July 10, 2001, Hardrock entered into a share exchange agreement with Exotics Delaware (see Notes 1 and 2).

For the Year Ended December 31, 2000

  * During the year ended December 31, 2000, the Company incurred offering costs totaling $198,000 relating to the issuance of 557,663 shares of common stock. These costs were paid by issuing 28,829 shares of the Company's common stock.















The accompanying notes are an integral part of these consolidated financial statements.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
	 ---------------------
         The accompanying consolidated financial statements include the accounts of Exotics.com, Inc. (the "Company"), formerly known as Hard Rock Mines, Inc. ("Hardrock") organized under the laws of the State of Nevada on June 14, 1982 and its subsidiary, Exotics.com, Inc. ("Exotics Delaware"), organized under the laws of the State of Delaware on May 25, 1999 (owned 90.29% by the Company).

         On February 13, 2001, the shareholders of Hardrock acquired 100% of Exotics Acquisition Corp. ("Acquisition"), an
         inactive company, organized under the laws of the State of Nevada on February 13, 2001, pursuant to a share exchange agreement. This acquisition was effected through the exchange of 7,567,410 shares or 95.15% of Hardrock's issued and outstanding common stock held by certain shareholders for 100% of the issued and outstanding shares of Acquisition. Through this transaction, there was a change in control of Hardrock.

         On July 10, 2001, Hardrock finalized the Share Exchange Agreement with Exotics Delaware whereby Hardrock acquired 10,392,462 shares or approximately 90.15% of Exotics Delaware's outstanding common stock for the issuance of 1,385,662 (6,928,308 pre reverse stock split) shares of Hardrock's common stock (see Note 2). This Share Purchase
         Agreement was entered into in March 2001, but was not finalized until the closing on July 10, 2001.

         As discussed in Note 2, 159,420 shares of Exotics Delaware stock were never issued by Exotics Delaware. These shares will be issued and subsequently exchanged for 21,256 or 106,280 pre reverse stock split shares of the Company's common stock.

          This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Exotics Delaware acquired or exercised control over a majority of the shares of Hardrock. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Exotics Delaware; therefore, these consolidated financial statements represent a continuation of Exotics Delaware, not Hardrock.

         Line of Business
	 ----------------
         The Company has one operating business segment, an adult entertainment and exotic-related service on the internet. The Company is developing a website which shall provide luxury goods and services through the internet specifically tailored to affluent men and women. Its selective categories will include luxury automobiles, estates, yachts, exotic travel, five-star restaurants, premier golf courses and fine gifts, wines and accessories.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Reclassifications
          -----------------
          In order to facilitate the comparison of financial information, certain amounts reported in prior years have been reclassified to conform with the current year presentation.

          Use of Estimates
          ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Revenue Recognition
          -------------------
         The Company's main source of revenue is derived from monthly license fees from license contracts with licensees for the use of the Exotics website to advertise adult related services within the licensee's territory. An initial fee is charged to each licensee and deferred over the license contract. Monthly license fees, which consist primarily of website hosting and content changes, are recognized in the month the fees and services are performed. Revenue from national and pop-up banner advertising is recognized in the period the advertising is displayed.

          Cash and Cash Equivalents
          -------------------------
         The   Company   considers  all  highly  liquid   investments
         purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

          Fair Value of Financial Instruments
          -----------------------------------
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans and notes payable, and related party payables approximates fair value due to the relatively short maturity of these instruments.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment
          ----------------------
         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

          Website Development Costs
          -------------------------
         Website development costs are stated at cost. Amortization is computed using the straight-line method over a period of five years. Should events or circumstances occur which bring into question the realizable value or impairment of the related website development costs, the Company will evaluate the remaining useful life and balance of website development costs and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. As of December 31, 2001, the Company determined an impairment of the website development costs had occurred and has recognized an impairment expense of $241,593 in the accompanying consolidated statement of operations.

          Income Taxes
          ------------
         Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          Advertising Costs
          -----------------
         Advertising costs are expensed as incurred and included in other, general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $22,656 and $15,919, respectively.

          Long-Lived Assets
          -----------------
         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that an impairment loss needed to be recognized as of December 31, 2001 relating to website development costs.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Deferred Revenue
          ----------------
         Deferred license fee revenue represents the amount paid by the licensee for the exclusive right to sell local adult related advertising located within a certain agreed upon territory. The deferred license fee revenue is being amortized over the life of the license agreements, which are ten years in duration.

          Offering Costs
          --------------
         Offering costs consist primarily of commissions paid relating to additional equity financing. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

          Stock-Based Compensation
          ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For equity instruments issued to non-employees, compensation cost is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the consolidated financial statements for equity instruments granted to non-employees in the period in which the consideration is obtained from the non-employee.

          Loss Per Share
          --------------
         SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As of December 31, 2001 and 2000, the Company has 136,720 and 204,107 potentially dilutive common shares, respectively, that are not included in diluted LPS (see Notes 11 and 12).

         The shares used in the computation of loss per share were as follows:

                                         December 31,
                                        --------------
                                     2001             2000
                                    ------           ------
         Basic and diluted        2,700,368         1,350,000
                                  =========         =========
                               - 10 -


                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income
          --------------------
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

          Segment Disclosure
          ------------------
         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has determined that there is only one reportable segment as of December 31, 2001 and 2000.

          Recent Accounting Pronouncements
          ---------------------------------
         On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and its impact, if any, is not expected to be material on its financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and its impact, if any, is not expected to be material on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          -------------------------------------------
          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

NOTE 2 -  CORPORATE REORGANIZATION AND MERGER

         Pursuant to a Share Exchange Agreement (the "Agreement"), Exotics.com, Inc. (formerly Hardrock Mines, Inc.), a Nevada corporation was to acquire up to 100% of all the outstanding shares of common stock of Exotics Delaware. Through the Share Purchase Agreement, Hardrock agreed to issue up to an aggregate of 8,241,762 pre reverse stock split  shares  of  its common stock for  shares  of  capital stock of Exotics Delaware at a ratio of two shares of Hardrock's common stock for three shares of Exotics Delaware's common stock. This Share Purchase Agreement was entered into during March 2001, but was not finalized until the closing on July 10, 2001, at which time a total of 90.15% of the shares of Exotics Delaware were purchased by the issuance of 1,385,661 or 6,928,308 pre reverse stock split shares of Hardrock's common stock.

         Subsequently, Exotics Delaware discovered that 159,420 shares of its common stock were never issued. Per an amended stock subscription agreement, 166,667 shares of common stock was subscribed at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totaling 21,256 or 106,280
         pre-reverse  stock  split  shares  relating  to  the   share
         exchange agreement.

         This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Exotics Delaware acquired or exercised control over a majority of the shares of Hardrock. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Exotics Delaware; therefore, these consolidated financial statements represent a continuation of Exotics Delaware, not Hardrock. Consequently, the comparative figures are those of Exotics Delaware. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 2 -  CORPORATE REORGANIZATION AND MERGER (Continued)

         In accounting for this transaction:

         i) Exotics Delaware is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

         ii) Control of the net assets and business of Hardrock was acquired effective on July 10, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the net assets and liabilities of Hardrock by Exotics Delaware at their net book value which consisted of accrued miscellaneous expenses totaling $1,700.

         iii) The statements of operations and cash flows include Exotics Delaware results of operations and cash flows from January 1, 2000 and Hardrock's results of operations from the Effective Date.

NOTE 3 -  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2001, the Company has a working capital deficit of $1,639,666 and has incurred substantial losses for the years ended December 31, 2001 and 2000, totaling $3,947,659 and $1,246,382, respectively. The Company is also the subject of a formal review by the Securities and Exchange Commission and, subsequent to December 31, 2001, the Company's stock has been removed from Nasdaq's over-the-counter bulletin board exchange and is currently being traded on the Pink Sheets. The Company is also involved in litigation regarding its website (see Note 9).

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 3 -  GOING CONCERN (Continued)

         Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          * The Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company.

          * The Company is currently co-operating with the SEC regarding their review. The Company does not foresee any negative effect in regards to this review.

          * The Company is also seeking out acquisition opportunities that would be complimentary to its business and that will provide common synergies for the future.

         Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 4 -  RELATED PARTY TRANSACTIONS

         The  Company  has  related party transactions  with  several
         officers,   directors  and  other  related   parties.    The
         following summarizes related party payables.

          Due to Related Parties
          ----------------------

                                               December 31,
                                               ------------
                                            2001          2000
                                           -------       ------
          (a) Due to shareholder         $  150,000     $  149,700
          (b) Due to former shareholder     149,700        149,700
          (c) Due to shareholder            256,754         49,530
          (d) St. George Capital Corp.            -        333,824
          (e) St. George Capital Corp.       59,714              -
          (f) Due to PTC Financial                -        115,000
          (g) Other                          25,757              -
                                         ----------     ----------
          Total Due to Related              641,925        797,754
          Parties
          Less:  Notes Payable -
            Related Parties               (150,000)      (448,824)
          Due to Related Parties,        ----------     ----------
            Net of Notes Payable         $  491,925     $  348,930
                                         ==========     ==========

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

         a) As of December 31, 2001 and 2000, the Company had a payable due to a shareholder and officer, totaling $150,000 and $149,700, respectively. These amounts represent accrued consulting fees owed by the Company to the shareholder. As of December 31, 2001, the Company converted this payable to a note bearing interest at the rate of 12% per annum, due upon demand.

         b) As of December 31, 2001 and 2000, the Company had a payable due to a former shareholder totaling $149,700, respectively, which is non-interest bearing and payable upon demand. These amounts represent accrued consulting fees owed by the Company to the former shareholder.

         c) As of December 31, 2001 and 2000, the Company had a payable to a shareholder and officer of the Company totaling $256,754 and $49,530 relating to consulting fees and advances for working capital purposes. This payable is non-interest bearing and due upon demand.

         d)   As  of December 31, 2000, the Company had a payable due
               to   St.  George  Capital  Corp.  ("St.  George"),   a
               shareholder, totaling $333,824.

               This payable represented advances drawn on an eighteen month Master Promissory Note ("the Master Note"). The Note allowed the Company to draw a maximum of $400,000, bearing interest at the rate of 12% per annum, with interest and principal due on October 31, 2001. On December 1, 2000, the Company refinanced $200,000 of this note to bear interest at the rate of 10% per annum, with interest and principal due on May 31, 2001 ("Secondary Note"). As consideration for the refinancing, the Company pledged its URL domain name, trademark names, all unsecured assets and all leases and contracts between the Company and its clients. As of December 31, 2000, the Company still had $133,824 due to St. George relating to the Master Note.

               As of December 31, 2001, the Master Note was repaid.

               During October 2001, the Company issued 1,083,335 or 5,416,675 pre reverse stock split shares of common stock to satisfy the secondary note totaling $216,667, including accrued interest (see Note 10).

         e) As of December 31, 2001, the Company has an additional payable to St. George totaling $59,714 relating to various consulting and commissions which are non-interest bearing and due upon demand.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

         g) As of December 31, 2000, the Company had a payable due to PTC Finance Ltd. ("PTC") totaling $115,000. This payable represents advances drawn on a Promissory Note ("Note II"). Note II allows for the Company to draw a maximum of $200,000, bearing interest at the rate of 12% per annum, with interest and principal due on October 31, 2001. During October 2001, the Company issued 789,856 or (3,949,279 pre reverse) stock split shares of common stock to settle the PTC promissory note totaling $132,225 including accrued interest (see
               Note 10).

         f) As of December 31, 2001, various shareholders of the Company advanced $25,757 for working capital purposes. These advances are non-interest bearing and due upon demand.

         The   following  summarizes  other  material  related  party
         transactions:

          Related Licensees
          -----------------
         a) LA Exotics is 25 % owned by Gary Thomas who is a shareholder in the Company. Mr. Thomas was the CEO of Exotics Delaware prior to September 15, 2001.

         b) New York and London Exotics are owned by a member of Red Rock, LLC ("Red Rock") a shareholder of Exotics Delaware. As of December 31, 2001, Mr. Scott London, a member of Red Rock, was a Director of Exotics Delaware.

          Other Related Party/Other Income
          --------------------------------
         EAWN is a company that is partially owned by St. George. On September 28, 2001, St. George purchased the 50% interest in EAWN held by the Company. The transaction was satisfied by offsetting $50,000 of debt, which was due from the Company to St. George pursuant to a Master Promissory Note date May 1, 2000. The Company had no cost basis control or revenue from EAWN.

         Payments to Related Party
         -------------------------
         During the year ended December 31, 2001, the Company made payments to the related party totaling $136,750 for consulting services performed (see Note 9 for Consulting Service Agreement).

NOTE 5 -  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:


                                                 December 31,
                                                --------------
                                              2001          2000
                                             -------      --------
          Computer and other Equipment     $  30,923        $  28,955
          Less: Accumulated Depreciation   ( 15,034)        (  6,982)
                                           ---------        ---------
          Property and Equipment, net      $  15,889        $  21,973
                                           =========        =========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $8,052 and $5,791, respectively.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 5 -  PROPERTY AND EQUIPMENT (Continued)

         As of December 31, 2001, the Company has $28,955 of equipment at costunder capital leases with a net book value of $21,958.

NOTE 6 -  WEBSITE DEVELOPMENT COSTS

         Website development costs consist of costs related to the design and creation of a website, and configuration of its hardware and software. The Company capitalized these costs in accordance with Financial Accounting Standards Board EITF 00-2. Total website development costs are as follows:

                                                   December 31,
                                                   -------------
                                                2001          2000
                                              --------      --------
          Website Development Costs          $  497,231      $  473,652
          Less:  Accumulated Amortization     (205,638)       (108,488)
                                             ----------      ----------
                                                291,593         365,164
          Impairment Expense                  (241,593)               -
                                             ----------      ----------
          Website Development Costs, net      $  50,000      $  365,164
                                             ==========      ==========

         Amortization expense for the years ended December 31, 2001 and 2000 was $97,150 and $78,114, respectively.

         As of December 31, 2001, the Company determined an impairment of the website development costs had occurred. As discussed in Note 1, the Company has recognized an impairment expense of $241,593 in the accompanying consolidated statement of operations.

NOTE 7 -  DEFERRED REVENUE

         Deferred revenue represents deferred license fee revenue consisting of the amounts paid by the licensee for the exclusive right to sell local adult related advertising located within a certain agreed upon territory.

         As of December 31, 1999, the Company collected license fees relating to these rights totaling $258,805. The license fee revenue is being amortized over the life of the license agreements, which are ten years in duration. The Company did not enter into any new license agreements during the years ended December 31, 2001 and 2000. As of December 31, 2001 and 2000, the Company had deferred revenue remaining totaling $181,164 and $207,045, respectively, of which $25,881 was current.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 8 -  NOTE PAYABLE

          As  of December 31, 1999, the Company had a note payable to
          E. Scott Crist ("Crist") totaling $100,000 bearing interest at the rate of 12% per annum, due on April 1, 2000. As consideration for the note, the Company issued warrants to purchase 13,333 shares of the Company's Common Stock for a purchase price of $3.08 per share (as restated for the reverse merger and reverse stock split).

          On April 1, 2000, the Company entered into an assignment agreement with E. S. Crist and Venture Bridge L.P. ("Venture") whereby the note payable to Christ was assigned to Venture and, concurrently, Venture agreed to an extension of the note for sixty days to June 1, 2000. As additional consideration for the assignment of the note and the extension of the payment terms of the original note, Venture received warrants to purchase 13,333 shares of the Company's common stock exercisable at $3.08 per warrant (as restated for the reverse merger and reverse stock split) (see Note 11).

          On June 7, 2000, the Company entered into an agreement with Venture to extend the note for another sixty days to August 1, 2000. As consideration for the extension, Venture received additional warrants to purchase another 13,333 shares of the Company's common stock exercisable at $3.08 per warrant (as restated for the reverse merger and reverse stock split).

          The Company also agreed to make a payment of $20,000 on, or prior to, June 15, 2000.

          Subsequently, the Company agreed to modify the terms and issue additional warrants to purchase another 6,667 shares of the Company's common stock, 20,000 shares in total, exercisable at $3.08 per warrant (as restated for the reverse merger and reverse stock split).

          The note was payable in full, including interest and principal, on August 1, 2000. As of December 31, 2001 and 2000, this note is in default. The Company has accrued interest totaling $19,300, which is included in accounts payable and accrued expenses.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

         The Company has no future minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

         Rent expense under operating leases for the year ended December 31, 2001 and 2000 was $57,174 and $126,376, respectively.

         The Company is obligated under capital leases totaling $19,450 as of December 31, 2001; the payment terms are in default.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

         The Company entered into an agreement with QL Media Inc. ("QL Media") on March 1, 2001. QL Media was engaged to provide the Company with consulting services including, but not limited to, providing information, evaluation, and analysis with regard to the online marketing of World Wide Web portions of the Internet and consulting with the Company related to increasing traffic to the Company's network of websites. The Company, as consideration, issued QL Media 500,000 shares of its common stock. On January 2, 2002, the Company contacted its attorneys to have the shares cancelled for failure to deliver any of the services under the contract. These shares have not been shown as issued or outstanding in these consolidated financial statements. As of December 31, 2001, the Company deemed this agreement canceled and subsequently canceled the shares.

         The Company is party to one lawsuit. The Company was served on November 20, 2001 by LA Exotics, LLC, a Georgia limited company ("LA Exotics"), Andrew Maltin, an ex-director of Exotics Delaware and a current LA Exotics shareholder, and Lea Hastings aka Lea Conkey, an individual and a current LA Exotics shareholder. The lawsuit names the Company as a co-defendant together with Gary Thomas aka Gary Vojtesak, an ex-director of Exotics Delaware and an LA Exotics shareholder, and Klaudia Jesmanowicz, an employee of Exotics Delaware. Among other things, the plaintiffs allege that the Company together with Thomas and
         Jesmanowicz usurped LA Exotics's opportunities for the benefit of Thomas and the Company; caused LA Exotics to pay or reimburse Thomas for expenses solely related to the business of the Company; caused LA Exotics to pay money directly to the Company's creditors; created websites which directly compete with LA Exotics, LLC; and interfered with the day to day operations of LA Exotics by intimidation and harassment of its employees. The Company vehemently denied any wrongdoing and is filing a counterclaim against the plaintiffs. The plaintiffs are seeking $59,889 in specific damages, a temporary and permanent restraining order preventing the defendants from allegedly interfering in the business of LA Exotics, and accounting of all LA Exotics monies wrongfully diverted, converted and appropriated by the defendants, and to have such monies held and retained as trustees of a constructive trust for the benefit of the plaintiffs and accompanying damages in such sum as may be found due and owing to the plaintiffs, and finally costs. On June 15, 2002, the plaintiff dropped the lawsuit against the Company.

         URL (Uniform Resource Locators) Dispute
         ---------------------------------------
         The Company has satisfactory title to all owned assets, (it believes it also has the title to its URL's which have been improperly registered in the name of an Ex Officer and Director of the corporation. The Company is in the process of engaging legal counsel and filing a lawsuit to regain possession of its URL's) and there no liens or encumbrances on such assets nor has any asset been pledged.

         SEC Inquiry
         -----------
         The Company is subject to an informal inquiry from the United States Securities and Exchange Commission ("SEC"). The Company is in the process of investigating this inquiry and does not believe it will have a material effect on the Company.

         Consulting Service Agreement
         ----------------------------
         The Company has entered into a Consulting Agreement dated March 16, 2001 with St. George. St. George agrees to provide consulting services and all secretarial, phone and copying services to the Company. In consideration, the Company will pay a fee of $12,500 to St. George for the period March 16, 2001 through November 15, 2001, and $15,000 through March 15, 2003.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMON STOCK

          Common stock
          ------------
         As of December 31, 2001, the aggregate number of shares of common stock that the Company has authority to issue is 20,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 7,809,837 and 1,385,661 shares were issued and outstanding.

          Common stock to be issued
          -------------------------
         As of December 31, 2001, Exotics Delaware discovered that 159,420 shares of its common stock was never issued. Per an amended stock subscription agreement during the year ended December 31, 2000, 166,667 shares of their common stock was subscribed for at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totaling 21,256 (106,280 pre-reverse stock split) shares relating to the share exchange agreement.

          Reverse stock split
          -------------------
         On November 8, 2001, the Company announced the approval of a reverse stock split effective at the opening of business on November 8, 2001, whereby one new share of common stock of the Company was issued in exchange for every five outstanding shares of common stock. The Exotics board approved the reverse split under Nevada law, reducing the Company's authorized common stock five-fold from 100 million to 20 million shares. The Company's stock symbol effective November 8, 2001, changes from EXTS to EXIC.

          Issuances of common stock relating to reverse merger
          ----------------------------------------------------
         As discussed in Notes 1 and 2, the Company issued 1,385,661 (6,928,308 pre reverse stock split) shares of its common stock relating to the agreement and plan of merger. The Company also has common stock to be issued totaling 21,256 (106,280 pre-reverse stock split) shares relating to the merger.

          Issuances of common stock for cash
          ----------------------------------
         a)   During  the  year ended December 31, 2001, the  Company
               issued   131,775  (658,873  pre-reverse  stock  split)
               shares of common stock totaling $329,436.

         b)   During   December  2001,  the  Company  issued  191,666
               shares of common stock for cash of $57,500.

         c) During the year ended December 31, 2000, the Exotics Delaware issued 557,663 (74,355 post-reverse split) merger and stock split shares of its common stock for $515,750. As of December 31, 2001, these shares are shown as follows: 53,099 shares of common stock issued and 21,256 shares of common stock to be issued, giving effect to the reverse stock split and three for two exchange of Hardrock's common stock.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000


NOTE 10 - COMMON STOCK (Continued)

          Issuances of common stock for legal services
          --------------------------------------------
         a) During June 2001, the Company issued 30,000 (150,000 pre reverse stock split) shares, with a fair value of $499,500, for legal services.

         b) During Decmber 2001, the Company issued 25,000 shares of common stock, with a fair market value totaling $10,000 for legal services.

          Issuances  of  common  stock for  consulting  services  and
          -----------------------------------------------------------
          compensation
          ------------
         a) During June 2001, the Company issued 100,000 (500,000 pre-reverse stock split) shares of common stock with a fair market value of $1,500,000, for consulting services (see Note 9). This agreement was subsequently terminated and these shares were cancelled.

         b) During June 2001, the Company issued 20,000 (100,000 pre-reverse stock split) shares of common stock, with a fair market value of $277,000, for consulting services.

         c) During October 2001, the Company issued 78,400 (392,000 pre-reverse stock split) shares of common stock, with a fair market value of $23,520, for consulting services.

         d)   During   December  2001,  the  Company  issued  650,000
               shares of common stock, with a fair market value of $260,000, for consulting services.

         e) During December 2001, the Company issued 500,000 shares of common stock, with a fair market value of $375,000, as compensation to an officer and employees. The Company recognized stock discount expense totaling $275,000 relating to the issuance.

          Issuances of common stock for conversion of debt
          ------------------------------------------------
         a) During October 2001, the Company issued 1,083,335 (5,416,675 pre-reverse stock split) shares of common stock, with a fair market value of $487,500, to satisfy a promissory note to a related party of totaling $216,667 including accrued interest. The Company recognized stock discount expense totaling $270,833 relating to the conversion of the debt (see
               Note 4d).

         b) During October 2001, the Company issued 789,856 (3,949,279 pre reverse stock split) shares of common stock, with a fair market value of $408,674 to settle the PTC promissory note totaling $132,225, including accrued interest. The Company recognized stock discount expense totaling $276,449 relating to the settlement of the debt (see Note 4f).

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMON STOCK (Continued)

         c) During October 2001, the Company issued 1,121,744 (5,608,722 pre reverse stock split) shares of common stock,with a fair market value of $560,425, to settle consulting, and other amounts payable totaling $167,811. The Company recognized stock discount expense totaling $392,611 relating to the conversion of the debt.

         d) During December 2001, the Company issued 100,000 shares of common stock, with a fair market value of $75,000, for the settlement of payables totaling $30,000. The Company recognized stock discount expense totaling $45,000 relating to the conversion of the payables.

         e) During December 2001, the Company issued 75,000 shares of common stock, with a fair market value of $56,250, to an employee for the settlement of payables totaling $15,000. The Company recognized stock issuance expense totaling $41,250.

NOTE 11 - STOCK WARRANTS

         Warrants consisted of the following as of December 31, 2001 and 2000, and have been adjusted to reflect the 3 for 2 share exchange Agreement between Exotics Delaware and Hardrock and the 5 for 1 reverse stock split (see Notes 1, 2 and 10).

                                              December 31,
                                              ------------
                                             2001          2000
                                           ---------     --------
          E. Scott Crist                    13,333          13,333
          Venture Bridge L.P.               33,333          33,333
                                           -------         -------
          Total Outstanding Warrants        46,666          46,666
                                           =======         =======

         On November 30, 1999, the Company entered into a note with Crist (see Note 8) totaling $100,000 and warrants to purchase 13,333 shares of the Company's common stock (as adjusted for the reverse merger and reverse stock split). The warrants are exercisable at $3.08 or the fair market value of the Company's common stock at date of issuance, and are scheduled to expire on November 30, 2009. On April 1, 2000, the Company, Crist and Venture entered into an assignment agreement transferring the note to Venture, and extending the note for 60 days (see Note 8). As consideration, the Company agreed to issue to Venture warrants to purchase 13,333 shares of common stock on the same terms and conditions as the original warrants, which represents the fair market value of the Company's common stock at date of issuance. During June 2000, the Company and Venture entered into an agreement to extend the term of the original note an additional 60 days in exchange for 13,333 additional warrants and a payment of $20,000, which was subsequently amended during July 2000.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 11 - STOCK WARRANTS (Continued)

         The Company and Venture agreed to modify the terms of the extension to provide that the sole consideration for the extension shall be 20,000 warrants at the same terms and conditions as the original warrants. As of December 31, 2001 and 2000, Venture had warrants to purchase a total of 46,666 shares of Common Stock. No warrants have been exercised as of December 31, 2001 and 2000.

NOTE 12 - STOCK OPTIONS

         Stock options consist of the following as of:
                                                        December 31,
                                                        ------------
                                                      2001       2000
                                                     -------   --------
          (a)   Shareholder  and  Chief  Executive    54,054      54,054
          Officer
          (a) Shareholder and former officer               -      54,054
          (b) Employees and others                    36,000      36,000
          (b) Chief Operating Officer                      -      13,333
                                                    --------    --------
            Total Outstanding Options                 90,054     157,441
                                                    ========    ========

         (a) Stock Option Agreement
         During 1999 the Company entered into two option agreements. One with a shareholder and the Company's Chief Executive Officer, and another with a shareholder and former officer of the Company to issue options to purchase 54,054 shares of the Company's common stock (as adjusted for the reverse merger and reverse stock split), as consideration for extending payment terms of unpaid services. The options vested immediately and are exercisable at $2.75 per share, any time on or prior to the fifth anniversary of the agreement. During the year ended December 31, 2001, 54,054 of the shareholder and former officer's options were canceled.

         (b) Stock Incentive Stock Option Plan
         During  2000,  the Company adopted a Stock  Incentive  Stock
         Option Plan (the "Plan"). Under terms of the Plan, selected employees, non-employee members of the Board or the Board of Directors, Parent or Subsidiary and consultants and other independent advisors in the service of the Company may be granted options to purchase the Company's common stock at terms specified in a grant notice. Options become exercisable in one or more installments as specified in the grant notice, and have a maximum term of ten years.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 12 - STOCK OPTIONS (Continued)

         Exotics Delaware's incentive stock option plan provides for the acceleration of exercisability of the options upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the Company (Accelerated Events) (see Note10).

         As of December 31, 2001 and 2000, Exotics Delaware had granted 36,000 and 49,333, respectively, options under this plan, (as adjusted for the reverse merger and reverse stock split) and these options have an exercise price in excess of the fair value of the common stock, as determined by a private placement memo at the time of issuance. These options vest over a period of three years.

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2001 and 2000. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been reduced to the proforma amounts presented below:

                                              December 31,
                                              ------------
                                          2001           2000
                                          -----          -----
           Net loss:
             As reported               (3,947,659)     (1,246,382)
                                       ===========     ===========
             Proforma                  (3,947,659)     (1,287,448)
                                       ===========     ===========

                                                           Weighted
                                          Stock Options     Average
                                           Outstanding     Exercise
                                                             Price
                                            --------       ---------
           Balance, December 31, 1999          108,108         $  2.75
            Granted                             49,333         $  7.20
            Exercised                                -         $     -
           Cancelled/Expired                         -         $     -
                                           -----------     -----------
           Balance, December 31, 2000          157,441         $  4.14
            Granted                                  -         $     -
            Exercised                                -         $     -
            Cancelled/Expired                 (67,387)         $  3.63
                                           -----------     -----------
           Balance, December 31, 2001           90,054         $  4.53
                                           ===========     ===========

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 12 - STOCK OPTIONS (Continued)

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 was: expected life of 10 years, expected volatility of 10.97%, risk-free interest rate of 6.0%, and a -0-% dividend yield. The weighted average fair value at date of grant for options granted during 2000 was $3.80.

NOTE 13 - OFFERING COSTS

         Offering costs consisted primarily of commissions paid relating to additional equity financing. The Company entered into an agreement with a shareholder to raise up to $2,000,000 in additional equity and debt financing. In consideration, the shareholder received a commission at the rate of 10% of proceeds received payable in cash and up to 3,603,666 shares of the Company's common stock during the year ended December 31, 2000.

         During the year ended December 31, 2000, the Company incurred offering costs totaling $249,570 relating to the issuance of shares of the Company's common stock. These costs were paid by issuing 28,829 shares of the Company's common stock (as adjusted for the reverse merger and reverse stock split) valued at $198,000, which has been offset against additional paid-in capital and $51,570 payable in cash, which was accrued for by the Company as of December 31, 2000.

NOTE 14 -      MINORITY INTEREST

         Minority interest represents a 9.85% ownership interest in the Company's subsidiary, Exotics Delaware. As of December 31, 2001 and 2000, minority interest totaled $-0-, resulting from losses in excess of the minority shareholders' basis.

NOTE 15 - INCOME TAXES

         The components of the provision for income taxes are as follows:

                                   For The Years Ended
                                       December 31,
                                     ---------------
                                   2001          2000
                                 --------      --------
         Current Tax Expense
           U.S. Federal           $     -          $     -
           State and Local              -                -
                                  -------          -------
         Total Current                  -                -
                                  -------          -------

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 15 - INCOME TAXES (Continued)

                                              December 31,
                                              -------------
                                             2001       2000
                                           -------     -------
          Deferred Tax Expense
            U.S. Federal                          -           -
            State and Local                       -           -
                                           --------    --------
          Total Deferred                          -           -
                                           --------    --------
          Total Tax Provision (Benefit)
           from Continuing Operations       $     -     $     -
                                           ========    ========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

          Federal Income Tax Rate             (34.0)%
          Effect of Valuation Allowance         34.0%
                                             --------
          Effective Income Tax Rate              0.0%
                                             ========

         At   December  31,  2001  and  2000,  the  Company  had  net
         carryforward losses of approximately $6,000,000 and $2,053,000, respectively. Because of the current
         uncertainty   of   realizing  the   benefit   of   the   tax
         carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

          Deferred Tax Assets
            Loss Carryforwards              $ 2,040,000    $ 698,000
            Less:  Valuation Allowance      (2,040,000)    (698,000)
                                            -----------    ---------
          Net Deferred Tax Assets               $     -      $     -
                                            ===========    =========

         Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code
         Section 382.

                  EXOTICS.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 16 - SUBSEQUENT EVENTS
         In January 2002, the Company issued 90,000 shares of common stock for legal services totaling $40,500.

         Subsequent to December 31, 2001, the Company canceled its agreement with QL Media as discussed in Note 9(c) for failure to deliver any services under the agreement. As of the date of this report, the shares have been canceled with the stock transfer agent.

EXHIBITS

2.1  Share  Exchange  Agreement  (Incorporated  by  reference  to
     Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed  on
     November 26, 2001)

2.2  Share  Purchase  Agreement  (Incorporated  by  reference  to
     Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed  on
     November 26, 2001)

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

10.1 Services Agreement between Exotics.com, Inc. and St.  George
     Capital Corp.

Reports on Form 8-K:

None

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Exotics.com, Inc.

                           By:/s/ Firoz Jinnah
                              Firoz Jinnah, President

                           Date: August 2, 2002

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       President, Secretary,      August 2, 2002
/s/ Firoz Jinnah       Treasurer, Director,
Firoz Jinnah           (Principal Executive
                       Officer)