Form 10QSB
period 2002-03-31
EXOTICS COM INC
filed 2002-10-25
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                        Commission File Number: 000-29441

                                EXOTICS.COM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Nevada                                              87-0640430
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                       Suite 411-12000 West Pender Street
                             Vancouver, B.C. V6E 2S9
                    (Address of principal executive offices)

                                  604-684-2004
                         (Registrant's telephone number)

(Former  Name,  Former  Address and Former  Fiscal Year,  if changed  since last
Report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2002, there were 7,809,837 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes   No X

                               Table of Contents

Part I  Financial Information                                               Page

Item 1. Financial Statements:

    Consolidated Balance Sheets .............................................. 3

    Consolidated Statements of Operations .................................... 4

    Consolidated Statements of Cash Flows .................................... 5

    Notes to the Consolidated Financial Statements ...................... 6 - 20

Part II Other Information

Item 1. Legal Proceedings ................................................... 20

Item 2. Changes in Securities ............................................... 20

Item 6. Exhibits and Reports on Form 8-K .................................... 20

Signatures .................................................................. 20


The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Financial Statements for the Period March 31, 2002.

                               Exotics.com, Inc.
                          Consolidated Balance Sheets
                           (expressed in US dollars)

                                                   March 31,        December 31,
                                                     2002               2001
                                                       $                  $
                                                 (unaudited)          (audited)
                                                 --------------- ---------------
Assets

Current Assets

   Cash                                               12,037               2,514
   Accounts receivable                                68,385              27,500
--------------------------------------------------------------------------------
Total Current Assets                                  80,422              30,014

Property, Plant and Equipment (Note 4)                15,234              15,889

Website Development Costs (Note 5)                    46,538              50,000
--------------------------------------------------------------------------------
Total Assets                                         142,194              95,903
--------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable                                  447,829             882,424
   Accrued liabilities                               263,746                   -
   Capitalized leases payable (Note 10)               19,450              19,450
   Deferred revenue (Note 6)                          25,881              25,881
   Note payable (Note 7)                             100,000             100,000
   Due to related parties (Note 8)                   752,595             641,925
--------------------------------------------------------------------------------
Total Current Liabilities                          1,609,501           1,669,680
Convertible Debenture (Note 9)                        75,000                   -
Deferred Revenue (Note 6)                            148,813             155,283
--------------------------------------------------------------------------------
Total Liabilities                                  1,833,314           1,824,963
--------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Minority Interest (Note 11)
Subsequent Event (Note 15)

Stockholders' Deficit
   Common stock,  $0.001 par value;  20,000,000
   shares authorized;  7,899,837  and 7,809,837
   issued and outstanding respectively                 7,900               7,810
   Common stock to be issued; 21,256 shares               21                  21
   Additional Paid-in Capital                      4,303,640           4,263,731
   Donated Capital - Imputed Interest (Note 8)        17,000                   -
   Accumulated Deficit                            (6,019,681)         (6,000,622)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                       (1,691,120)         (1,729,060)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit          142,194              95,903
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                               Exotics.com, Inc.
                     Consolidated Statements of Operations
                           (expressed in US dollars)
                                  (unaudited)

                                                          Three Months Ended
                                                   March 31,           March 31,
                                                      2002                2001
                                                        $                   $
                                                 --------------- ---------------
Revenue                                              103,272             188,858

Direct Costs                                          73,435              14,470
--------------------------------------------------------------------------------
Gross Profit                                          29,837             174,388
--------------------------------------------------------------------------------
Operating Expenses

  Imputed interest (Note 8)                           17,000                   -
  Interest                                             6,180              12,255
  Other general and administrative                    (1,449)            187,504
  Professional and other consulting fees                (484)             71,359
  Salaries and employee benefits                      25,880              94,029
  Travel and entertainment                             1,769             125,135
--------------------------------------------------------------------------------

Total Operating Expenses                              48,896             490,282
--------------------------------------------------------------------------------
Net Loss for the Period                              (19,059)           (315,894)
--------------------------------------------------------------------------------
Net Loss Per Share - Basic                                 -               (0.04)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding                7,885,000           7,810,000
--------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these consolidated financial statements.

                               Exotics.com, Inc.
                     Consolidated Statements of Cash Flows
                           (expressed in US dollars)
                                  (unaudited)

                                                                          Three Months Ended
                                                                      March 31,        March 31,
                                                                        2002             2001
                                                                          $               $
                                                                ---------------- ----------------
Cash Flows from Operating Activities

  Net loss                                                               (19,059)        (315,894)

  Adjustments to reconcile net loss to cash

    Amortization                                                           6,320           25,773
    Imputed interest                                                      17,000                -

  Changes in non-cash working capital items

    Increase in accounts receivable                                      (40,885)         (48,221)
    Decrease in other assets                                                   -               60
    Decrease in accounts payable and accrued liabilities                (130,851)        (131,885)
    Decrease in deferred revenue                                          (6,470)          (6,470)
-------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (173,945)        (476,637)
-------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Purchase of property, plant and equipment                               (1,477)         (60,000)
  Website development costs                                                 (725)         (12,858)
-------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                     (2,202)         (72,858)
-------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Net increase in due to related parties                                 110,670          476,834
  Issuance of debenture                                                   75,000                -
Net Cash Provided by Financing Activities                                185,670          476,834
-------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                9,523          (72,661)

Cash (Deficiency) - Beginning of Period                                    2,514          (50,328)
-------------------------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                                         12,037         (122,989)
-------------------------------------------------------------------------------------------------
Non-cash Financing Activities                                                  -                -
-------------------------------------------------------------------------------------------------

Supplemental Disclosures

  Interest paid                                                                -                -
  Income tax paid                                                              -                -

The accompanying notes are an integral part of these consolidated financial statements.

                               Exotics.com, Inc.
                 Notes to the Consolidated Financial Statements
                           (expressed in US dollars)



1.   Nature of Operations and Continuance of Business

     Exotics.com, Inc. (the "Company"), formerly known as Hard Rock Mines, Inc. ("Hardrock") was organized under the laws of the State of Nevada on June 14, 1982 and its subsidiary, Exotics.com, Inc. ("Exotics Delaware"), was organized under the laws of the State of Delaware on May 25, 1999 (owned 90.29% by the Company).

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

     On July 10, 2001, Hardrock finalized the Share Exchange Agreement with Exotics Delaware whereby Hardrock acquired 10,392,462 shares or approximately 90.15% of Exotics Delaware's outstanding common stock for the issuance of 1,385,662 (6,928,308 pre reverse stock split) shares of Hardrock's common stock (see Note 3). This Share Purchase Agreement was entered into in March 2001, but was not finalized until the closing on July 10, 2001.

     As discussed in Note 3, 159,420 shares of Exotics Delaware stock were never issued by Exotics Delaware. These shares will be issued and subsequently exchanged for 21,256 or 106,280 pre reverse stock split shares of the Company's common stock.

     As a result of this transaction, the former shareholders of Exotics Delaware acquired or exercised control over a majority of the shares of Hardrock. Accordingly, the transaction was treated for accounting purposes as a recapitalization of Exotics Delaware and accounted for as a reverse acquisition; therefore, these consolidated financial statements represent a continuation of Exotics Delaware from inception.

     The Company has one operating business segment, an adult entertainment and exotic-related service delivered over the Internet. The Company is developing a website which shall provide luxury goods and services over the Internet specifically tailored to affluent men and women. Its selective categories will include luxury automobiles, estates, yachts, exotic travel, five-star restaurants, premier golf courses and fine gifts, wines and accessories.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As at March 31, 2002, the Company has a working capital deficit of $1,529,000 and has incurred substantial losses since inception. The Company is also the subject of a formal review by the Securities and Exchange Commission and, subsequent to March 31, 2002, the Company's stock has been removed from Nasdaq's Over-The-Counter Bulletin Board exchange and is currently being traded on the Pink Sheets.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. If the Company is unable to reclaim certain URL's improperly registered in the name of a former officer and director of the Company or obtain significant additional financing, the Company will be forced to scale back operations, which could have an adverse effect on the Company's financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

     Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue operations in the future:

     i)   The  Company  is  seeking   significant   additional  equity  or  debt
          financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company.

     ii) The Company is currently co-operating with the SEC regarding their review.

     iii) The Company is also seeking out acquisition opportunities that would be complimentary to its business and that will provide common synergies for the future.

     Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These consolidated financial statements represent the consolidation of the Company and its two subsidiaries Exotics.com, Inc. and Exotics USA, LLC. In order to facilitate the comparison of financial information, certain amounts reported in prior periods have been reclassified to conform with the current period presentation.

     b)   Fiscal Year

         The Company's fiscal year end is December 31.

     c)   Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     d)   Concentration of Credit Risk

          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     e)   Property, Plant and Equipment

          Property, plant and equipment is stated at cost. Amortization is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.

     f)   Website Development Costs

          Website development costs are stated at cost. Amortization is computed using the straight-line method over a period of five years. Should events or circumstances occur which bring into question the realizable value or impairment of the related website development costs, the Company will evaluate the remaining useful life and balance of website development costs and make adjustments, if required. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. The Company determined that an impairment of its website development costs had occurred and recognized an impairment loss of $241,593 in fiscal 2001.

     g)   Long-Lived Assets

          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that an impairment loss needed to be recognized as at December 31, 2001 relating to website development costs.

     h)   Deferred Revenue

          Deferred license fee revenue represents the amount paid by licensees for the exclusive right to sell local adult related advertising located within a certain agreed upon territory. The deferred license fee revenue is being amortized over the life of the license agreements, which are ten years in duration.

     i)   Offering Costs

          Offering costs consist primarily of commissions paid relating to additional equity financing. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

     j)   Revenue Recognition

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

     k)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

     l)   Segment Disclosure

          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has determined that there is only one reportable segment as at March 31, 2002 and 2001.

     m)   Advertising Costs

          Advertising costs are charged to operations as incurred and included in other, general and administrative expenses. For the three months ended March 31, 2002 and 2001, advertising expense amounted to $280 and $10,400, respectively.

     n)   Stock-Based Compensation

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

     o)   Income Taxes

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

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits from net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                      March 31,    December 31,
                                                         2002            2001
                                                           $               $
                                                     (unaudited)       (audited)

         Accumulated net operating losses             6,020,000       6,000,000
         Statutory tax rate                                 34%             34%
         Effective tax rate                                   -               -
         Deferred tax asset                           2,047,000       2,040,000
         Valuation allowance                         (2,047,000)     (2,040,000)
         ----------------------------------------------------------------------
         Net deferred tax asset                               -               -
         ----------------------------------------------------------------------


     p)   Basic and Diluted Per Share Information

          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As at March 31, 2002, the Company has 136,720 potentially dilutive common shares that are not included in diluted LPS (see Notes 13 and 14).

     q)   Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, capitalized leases payable, loans and notes payable, related party payables, and convertible debenture approximate fair value due to the relatively short maturity of these instruments.

     r)   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

     s)   Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002 and its impact is not expected to be material on its financial position or results of operations.

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

     t)   Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Corporate Reorganization and Merger

     Pursuant to a Share Exchange Agreement (the "Agreement"), Exotics.com, Inc. (formerly Hardrock Mines, Inc.), a Nevada corporation was to acquire up to 100% of all the outstanding shares of common stock of Exotics Delaware. Through the Share Purchase Agreement, Hardrock agreed to issue up to an aggregate of 8,241,762 pre reverse stock split shares of its common stock for shares of capital stock of Exotics Delaware at a ratio of two shares of Hardrock's common stock for three shares of Exotics Delaware's common stock. This Share Purchase Agreement was entered into during March 2001, but was not finalized until the closing on July 10, 2001, at which time a total of 90.15% of the shares of Exotics Delaware were purchased by the issuance of 1,385,661 (6,928,308 pre reverse stock split shares) of Hardrock's common stock.

     Subsequently, Exotics Delaware discovered that 159,420 shares of its common stock were never issued. Per an amended stock subscription agreement, 166,667 shares of common stock was subscribed at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totalling 21,256 (106,280 pre-reverse stock split) shares relating to the Agreement.

     As a result of this transaction, the former shareholders of Exotics Delaware acquired or exercised control over a majority of the shares of Hardrock. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Exotics Delaware and accounted for in the consolidated financial statements as a reverse acquisition; therefore, these consolidated financial statements represent a continuation of Exotics Delaware, not Hardrock. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

     In accounting for this transaction:

     i) Exotics Delaware is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

     ii) Control of the net assets and business of Hardrock was acquired effective on July 10, 2001. This transaction has been accounted for as a purchase of the net assets and liabilities of Hardrock by Exotics Delaware at their net book value which consisted of accrued miscellaneous expenses totalling $1,700.

     iii) The statements of operations and cash flows include Exotics Delaware results of operations and cash flows from January 1, 2000 and Hardrock's results of operations from July 10, 2001.


4.   Property, Plant and Equipment

                                                      March 31,     December 31,
                                                        2002            2001
                                                         $               $
                                                     (unaudited)       (audited)

     Computer and other equipment                        32,400          30,923
     Less: Accumulated amortization                     (17,166)        (15,034)
     --------------------------------------------------------------------------
      Net carrying value                                 15,234          15,889
     --------------------------------------------------------------------------

     Amortization expense for the three months ended March 31, 2002 and the year ended December 31, 2001 was $2,132 and $8,052, respectively.

     As at March 31, 2002, the Company has $28,955 of equipment at cost under capital leases with a net carrying value of $12,216 (as at December 31, 2001 - $21,958).

5.   Website Development Costs

     Website development costs consist of costs related to the design and creation of a website, and configuration of its hardware and software. The Company capitalized these costs in accordance with Financial Accounting Standards Board EITF 00-2. Total website development costs are as follows:

                                                      March 31,    December 31,
                                                        2002            2001
                                                         $               $
                                                     (unaudited)       (audited)

     Website Development Costs                           50,725         497,231
     Less: Accumulated Amortization                      (4,187)       (205,638)
     --------------------------------------------------------------------------
                                                         46,538         291,593
     Impairment Loss                                          -        (241,593)
     --------------------------------------------------------------------------
     Website Development Costs, net                      46,538          50,000
     --------------------------------------------------------------------------

     Amortization expense for the three months ended March 31, 2002 and the year ended December 31, 2001 was $4,188 and $97,150, respectively.

     As at December 31, 2001, the Company determined an impairment of the website development costs had occurred. As discussed in Note 1, the Company recognized an impairment expense of $241,593 in fiscal 2001.


6.   Deferred Revenue

     Deferred revenue represents deferred license fee revenue consisting of the amounts paid by the licensee for the exclusive right to sell local adult related advertising located within a certain agreed upon territory.

     As at December 31, 1999, the Company collected license fees relating to these rights totalling $258,805. The license fee revenue is being amortized over the life of the license agreements, which are ten years in duration. The Company did not enter into any new license agreements subsequent to December 31, 1999. As at March 31, 2002 and December 31, 2001, the Company had deferred revenue remaining totalling $174,694 and $181,164, respectively, of which $25,881 was current.


7.   Note Payable

     As at December 31, 1999, the Company had a note payable to E. Scott Crist ("Crist") totalling $100,000 bearing interest at the rate of 12% per annum, due on April 1, 2000. As consideration for the note, the Company issued warrants to purchase 13,333 shares of the Company's Common Stock for a purchase price of $3.08 per share (as restated for the reverse merger and reverse stock split).

     On April 1, 2000, the Company entered into an assignment agreement with Crist and Venture Bridge L.P. ("Venture") whereby the note payable to Crist was assigned to Venture and, concurrently, Venture agreed to an extension of the note for sixty days to June 1, 2000. As additional consideration for the assignment of the note and the extension of the payment terms of the original note, Venture received warrants to purchase 13,333 shares of the Company's common stock exercisable at $3.08 per warrant (as restated for the reverse merger and reverse stock split) (see Note 13).

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

     The note was payable in full, including interest and principal, on August 1, 2000. As at March 31, 2002, this note is in default. The Company has accrued interest totalling $21,717 as at March 31,2002.


8.   Related Party Transactions/Balances

     The Company has related party transactions with several officers, directors and other related parties.

     a)   The following summarizes related party payables:

                                                      March 31,    December 31,
                                                        2002            2001
                                                         $               $
                                                     (unaudited)       (audited)

     i)  Due to shareholder (former officer)            150,000         150,000
     ii)  Due to former shareholder                     149,700         149,700
     iii)  Due to shareholder (former officer)          290,497         256,754
     iv)  St. George Capital Corp.                       62,465          59,714
     v)  Other                                           99,933          25,757
     --------------------------------------------------------------------------
     Total Due to Related Parties                       752,595         641,925
     --------------------------------------------------------------------------


     i) The amount due to a shareholder and former officer represents accrued consulting fees. As at December 31, 2001, the Company converted this payable to a note bearing interest at the rate of 12% per annum, due upon demand.

     ii) The amount due to a former shareholder represents accrued consulting fees. The amount is non-interest bearing and payable upon demand. See
          Note 8(e) for imputed interest.

     iii) The amount due to a shareholder and former officer of the Company relates to consulting fees and cash advances. These amounts are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

     iv) The amount due to St. George, a company controlled by a director, relates to various consulting and commissions amounts which are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

     v) The amounts due to shareholders and officers of the Company relate to consulting fees and advances which are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

     The following summarizes related party transactions:

     b)   Related Licensees

          i) LA Exotics is 25 1/2% owned by Gary Thomas who is a shareholder in the Company. Mr. Thomas was the CEO of Exotics Delaware prior to September 15, 2001.

          ii) New York and London Exotics are owned by a member of Red Rock, LLC ("Red Rock") a shareholder of Exotics Delaware. As at March 31, 2002, Mr. Scott London, a member of Red Rock, was a Director of Exotics Delaware.

     c)   Other Related Party/Transactions

          EAWN is a company that is partially owned by St. George. On September 28, 2001, St. George purchased the 50% interest in EAWN held by the Company. The transaction was satisfied by offsetting $50,000 of debt, which was due from the Company to St. George pursuant to a Master Promissory Note dated May 1, 2000. The Company had no cost basis control or revenue from EAWN.

     d)   Payments to Related Parties

          During the three months ended March 31, 2002, the Company made payments to St. George totalling $45,000 for consulting services performed (see Note 10 for Consulting Services Agreement).

     e)   Imputed Interest

          Imputed interest of $17,000 calculated at a rate of 12% per annum on amounts owing to related parties, was charged to operations during the three months ended March 31, 2002 and treated as donated capital in shareholders' equity.


9.   Convertible Debenture

     The Company issued a two year convertible debenture bearing interest at 9.75% per annum which matures on February 22, 2004. After a Registration Statement, to be filed with the SEC, is declared effective the debenture holder can convert the debenture into common stock, either in whole or in part, up to the full principal amount (in increments of $1,000) plus any accrued interest divided by the conversion price. The conversion price shall be equal to the lesser of 125% of the market price on the trading day immediately prior to February 22, 2002 or 80% of the lowest market price during the 15 trading days prior to the holder's election to convert, but not less than $0.20. The Company also issued a warrant to purchase common stock expiring on February 22, 2005. The exercise price of the warrant shall be the lesser of 125% of the market price on the trading day immediately prior to the closing date or 80% of the lowest market price during the 15 trading days prior to the holder's election to exercise, but not less than $0.20.

10.  Commitments and Contingencies

     a) The Company is obligated under capital leases totalling $19,450 as at March 31, 2002; the payment terms are in default.

     b) The Company entered into an agreement with QL Media Inc. ("QL Media") on March 1, 2001. QL Media was engaged to provide the Company with consulting services including, but not limited to, providing information, evaluation, and analysis with regard to the online marketing of World Wide Web portions of the Internet and consulting with the Company related to increasing traffic to the Company's network of websites. The Company, as consideration, issued QL Media 500,000 shares of its common stock. On January 2, 2002, the Company contacted its attorneys to have the shares cancelled for failure to deliver any of the services under the contract. These shares have not been shown as issued or outstanding in these consolidated financial statements.

     c) The Company was party to one lawsuit. The Company was served on November 20, 2001 by LA Exotics, LLC, a Georgia limited company ("LA Exotics"), Andrew Maltin, an ex-director of Exotics Delaware and a current LA Exotics shareholder, and Lea Hastings aka Lea Conkey, an individual and a current LA Exotics shareholder. The lawsuit named the Company as a co-defendant together with Gary Thomas aka Gary Vojtesak, an ex-director of Exotics Delaware and an LA Exotics shareholder, and Klaudia Jesmanowicz, an employee of Exotics Delaware. Among other things, the plaintiffs alleged that the Company together with Thomas and Jesmanowicz usurped LA Exotics's opportunities for the benefit of Thomas and the Company; caused LA Exotics to pay or reimburse Thomas for expenses solely related to the business of the Company; caused LA Exotics to pay money directly to the Company's creditors; created websites which directly compete with LA Exotics, LLC; and interfered with the day to day operations of LA Exotics by intimidation and harassment of its employees. The Company vehemently denied any wrongdoing. The plaintiffs sought $59,889 in specific damages, a temporary and permanent restraining order preventing the defendants from allegedly interfering in the business of LA Exotics, and accounting of all LA Exotics monies wrongfully diverted, converted and appropriated by the defendants, and to have such monies held and retained as trustees of a constructive trust for the benefit of the plaintiffs and accompanying damages in such sum as may be found due and owing to the plaintiffs, and finally costs.

          On June 15, 2002, the plaintiff dropped the lawsuit against the Company.

     d) The Company has satisfactory title to all owned assets, (it believes it also has the title to its URL's which have been improperly registered in the name of an Ex Officer and Director of the corporation. The Company is in the process of engaging legal counsel and filing a lawsuit to regain possession of its URL's and there are no liens or encumbrances on such assets nor has any asset been pledged.

     e) The Company is subject to a formal inquiry from the United States Securities and Exchange Commission ("SEC"). The Company is in the process of cooperating with this inquiry.

     f) The Company entered into a consulting services agreement dated March 16, 2001 with St. George. St. George agrees to provide consulting services and all secretarial, phone and copying services to the Company. In consideration, the Company will pay a fee of $15,000 through March 15, 2003.


11.  Minority Interest

     Minority interest represents a 9.85% ownership interest held by others in the Company's subsidiary, Exotics Delaware. As at March 31, 2002 and December 31, 2001, no minority adjustment was made due to losses in excess of the minority shareholders' basis.


12.  Common Stock

     a)   Issuance of common stock for legal services

          On January 17, 2002, the Company issued 90,000 shares of its common stock at a fair value of $0.45 per share for legal services provided to the Company.

     b)   Common stock to be issued

          As at December 31, 2001, Exotics Delaware discovered that 159,420 shares of its common stock was never issued. Per an amended stock subscription agreement during the year ended December 31, 2000, 166,667 shares of their common stock was subscribed for at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totalling 21,256 (106,280 pre-reverse stock split) shares relating to the Share Exchange Agreement.

     c)   Reverse stock split

          On November 8, 2001, the Company announced the approval of a reverse stock split effective at the opening of business on November 8, 2001, whereby one new share of common stock of the Company was issued in exchange for every five outstanding shares of common stock. The Exotics board approved the reverse split under Nevada law, reducing the Company's authorized common stock five-fold from 100 million to 20 million shares. The Company's stock symbol effective November 8, 2001, changed from EXTS to EXIC.

     d)   Issuances of common stock relating to reverse merger

          As discussed in Notes 1 and 3, the Company issued 1,385,661 (6,928,308 pre reverse stock split) shares of its common stock relating to the agreement and plan of merger. The Company also has common stock to be issued totalling 21,256 (106,280 pre-reverse stock split) shares relating to the merger.

     e)   Issuances of common stock for cash

          i) During the year ended December 31, 2001, the Company issued 131,775 (658,873 pre-reverse stock split) shares of common stock totalling $329,436.

          ii) During the year ended December 31, 2000, the Exotics Delaware issued 557,663 (74,355 post-reverse split) merger and stock split shares of its common stock for $515,750. As at December 31, 2001, these shares are shown as follows: 53,099 shares of common stock issued and 21,256 shares of common stock to be issued, giving effect to the reverse stock split and three for two exchange of Hardrock's common stock.


13.  Stock Warrants

     Warrants consisted of the following as at March 31, 2002 and December 31, 2001, and have been adjusted to reflect the 3 for 2 share exchange Agreement between Exotics Delaware and Hardrock and the 5 for 1 reverse stock split (see Notes 1, 3 and 12).

                                                      March 31,    December 31,
                                                         2002            2001
                                                          $               $
                                                     (unaudited)       (audited)

     E. Scott Crist                                      13,333          13,333
     La Jolla Cove Investors, Inc.                            1               -
     Venture Bridge L.P.                                 33,333          33,333
     --------------------------------------------------------------------------
     Total Outstanding Warrants                          46,667          46,666
     --------------------------------------------------------------------------

     The La Jolla warrant expires on February 22, 2005 while the remaining warrants expire on June 7, 2010.


14.  Stock Options

     a)   Stock Option Agreements

          During 1999 the Company entered into two option agreements. One with a shareholder and the Company's former Chief Executive Officer, and another with a shareholder and former officer of the Company to issue options to purchase 54,054 shares of the Company's common stock (as adjusted for the reverse merger and reverse stock split), as consideration for extending payment terms of unpaid services. The options vested immediately and are exercisable at $2.78 per share, any time on or prior to September 8, 2006. During fiscal 2001, 54,054 of the shareholder and former officer's options were cancelled.


     b)   Stock Incentive Stock Option Plan

          During 2000, the Company adopted a Stock Incentive Stock Option Plan (the "Plan"). Under terms of the Plan, selected employees, non-employee members of the Board or the Board of Directors, Parent or Subsidiary and consultants and other independent advisors in the service of the Company may be granted options to purchase the Company's common stock at terms specified in a grant notice. Options become exercisable in one or more instalments as specified in the grant notice, and have a maximum term of ten years.

          Exotics Delaware's incentive stock option plan provides for the acceleration of exerciseability of the options upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the Company (Accelerated Events) (see Note 12).

          As at March 31, 2002 and December 31, 2001, Exotics Delaware had granted 34,666 and 36,000, respectively, options under this plan, (as adjusted for the reverse merger and reverse stock split) and these options have an exercise price in excess of the fair value of the common stock, as determined by a private placement memo at the time of issuance. These options vest over a period of three years.

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the three months ended March 31, 2002 and 2001. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for the three months ended March 31, 2002 and 2001 would have been as follows:

                                                                March 31,
                                                         2002            2001
                                                          $               $
                                                     (unaudited)     (unaudited)

         Net loss

           As reported                                  (19,059)       (315,894)
           Proforma                                     (31,801)       (328,636)

         Basic net loss

           As reported                                        -           (0.04)
           Proforma                                           -           (0.04)

          The weighted average option price and remaining life is as follows:

                                                                        Weighted  eighted Average
                                                          Shares         Average   Remaining Life
                                                           Under         Option      of Options
                                                          Option          Price        (Months)
                                                            #                $            W
         Balance, December 31, 2001 (audited)             90,054            5.75               71
                                                                                -----------------
         Granted                                               -               -
         Exercised                                             -               -
         Cancelled                                        (1,334)              -
         Lapsed                                                -               -
                                              ------------------

         Balance, March 31, 2002 (unaudited)              88,720            5.75               68
                                              ------------------ --------------- ----------------

          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes model.

15.  Subsequent Event

     The Registration Statement for the convertible debenture had not been declared effective by the SEC by the deadline which was June 22, 2002. On September 10, 2002, the debenture holder exercised its right to accelerate the debenture and demand repayment of 140% of the principal amount of the debenture plus unpaid interest in cash. In addition, the Company is obligated to immediately issue the debenture holder 30,000 shares of common stock and pay $10,000 for each 30 day period, or portion thereof, during which the principal amount plus unpaid interest remains unpaid. The monthly payment amount increases to $15,000 for each 30-day period, or portion thereof, after the first 90-day period. As at the date of these consolidated financial statements, the Company has not made any repayments.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No Form 8-K was filed during the reporting period

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2002

EXOTICS.COM, INC.


By: /s/ Firoz Jinnah
---------------------
        Firoz Jinnah
        President