Form 10QSB
period 2002-06-30
EXOTICS COM INC
filed 2003-03-26
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of June 30, 2002, there were 7,809,837 shares of the issuer's common stock were outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes[ ] No[X]

                               Table of Contents

Part I  Financial Information                                               Page

Item 1. Financial Statements:

    Consolidated Balance Sheets ............................................ 3-4

    Consolidated Statements of Operations .................................... 5

    Consolidated Statements of Cash Flows .................................... 6

    Notes to the Consolidated Financial Statements ........................ 7-20

Part II Other Information

Item 1. Legal Proceedings ................................................... 21

Item 2. Changes in Securities ............................................... 21

Item 6. Exhibits and Reports on Form 8-K .................................... 21

Signatures .................................................................. 21

The accompanying notes are an integral part of these consolidated financial statements.

Part I  Financial Information

Item 1. Financial Statements:

Exotics.com, Inc.
Consolidated Balance Sheets
(expressed in US dollars)

                                                   June 30,         December 31,
                                                      2002               2001
                                                        $                  $
                                                  (unaudited)         (audited)
Assets

Current Assets

   Cash                                                7,978               2,514
   Accounts receivable                                11,193              27,500
--------------------------------------------------------------------------------

Total Current Assets                                  19,171              30,014

Property, Plant and Equipment (Note 4)                13,061              15,889

Website Development Costs (Note 5)                    42,309              50,000
--------------------------------------------------------------------------------

Total Assets                                          74,541              95,903
================================================================================
Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable                                  482,199             882,424
   Accrued liabilities                               195,836                   -
   Capitalized leases payable (Note 10)               19,450              19,450
   Deferred revenue (Note 6)                          25,881              25,881
   Note payable (Note 7)                             100,000             100,000
   Due to related parties (Note 8)                   885,709             641,925
--------------------------------------------------------------------------------
Total Current Liabilities                          1,709,075           1,669,680

Convertible Debenture (Note 9)                        75,000                   -

Deferred Revenue (Note 6)                            142,343             155,283
--------------------------------------------------------------------------------

Total Liabilities                                  1,926,418           1,824,963
--------------------------------------------------------------------------------


Consolidated Balance Sheets Continued

Commitments and Contingencies (Note 10)
Minority Interest (Note 11)
Subsequent Events (Note 15)

Stockholders' Deficit

   Common stock,  $0.001 par value;  20,000,000
   shares  authorized;  7,899,837 and 7,809,837
   issued and outstanding respectively                 7,900               7,810

   Common stock to be issued; 21,256 shares               21                  21

   Additional Paid-in Capital                      4,303,640           4,263,731

   Stock Subscriptions Received                       35,000                   -

   Donated Capital - Imputed Interest (Note 8)        39,100                   -

   Accumulated Deficit                            (6,237,538)         (6,000,622)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                       (1,851,877)         (1,729,060)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit           74,541              95,903
================================================================================

Exotics.com, Inc.
Consolidated Statements of Operations
(expressed in US dollars)
(unaudited)

                                                          Three Months Ended          Six Months Ended
                                                           June 30,     June 30,     June 30,     June 30,
                                                             2002         2001         2002         2001
                                                              $            $            $            $
Revenue                                                      94,283      185,872      197,555      374,730

Direct Costs                                                 59,423       73,156      132,858       87,626
----------------------------------------------------------------------------------------------------------

Gross Profit                                                 34,860      112,716       64,697      287,104
----------------------------------------------------------------------------------------------------------

Operating Expenses

  Bad debts                                                  61,108            -       60,998            -
  General and administrative                                 31,935       99,979       30,596      287,483
  Imputed interest (Note 8)                                  22,100            -       39,100            -
  Interest                                                    6,175       16,753       11,273       29,008
  Interest on convertible debenture                           2,465            -        3,547            -
  Professional and other consulting fees (Note 8)           107,335    2,360,944      106,851    2,432,304
  Salaries and employee benefits                             17,744       64,278       43,624      158,307
  Travel and entertainment                                    3,855       16,275        5,624      141,410
----------------------------------------------------------------------------------------------------------

Total Operating Expenses                                    252,717    2,558,229      301,613    3,048,512
----------------------------------------------------------------------------------------------------------

Net Loss for the Period                                    (217,857)  (2,445,513)    (236,916)  (2,761,408)
==========================================================================================================
Net Loss Per Share - Basic                                    (0.03)       (1.74)       (0.03)       (1.97)
----------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                       7,900,000    1,402,000    7,892,000    1,402,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

Exotics.com, Inc.
Consolidated Statements of Cash Flows
(expressed in US dollars)
(unaudited)

                                                                         Six Months Ended
                                                                        June 30,     June 30,
                                                                          2002         2001
                                                                           $            $
Cash Flows to Operating Activities

  Net loss                                                              (236,916)  (2,761,408)

  Adjustments to reconcile net loss to cash

    Amortization                                                          12,722       51,546
    Imputed interest                                                      39,100            -
    Stock based compensation                                                   -    2,276,500

  Changes in non-cash working capital items

    (Increase) decrease in accounts receivable                            16,307      (86,845)
    Decrease in accounts payable and accrued liabilities                (164,391)     (83,432)
    Decrease in deferred revenue                                         (12,940)     (12,940)
---------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                   (346,118)    (616,579)
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Net increase in due to related parties                                 243,784      597,355
  Issuance of debenture                                                   75,000            -
  Stock subscriptions received                                            35,000            -
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                353,784      597,355
---------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Purchase of property, plant and equipment                               (1,477)     (60,000)
  Website development costs                                                 (725)     (22,829)
---------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                     (2,202)     (82,829)
---------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                5,464     (102,053)

Cash (Deficiency) - Beginning of Period                                    2,514      (50,328)
---------------------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                                          7,978     (152,381)
---------------------------------------------------------------------------------------------
Non-cash Financing Activities

  Shares issued to settle accounts payable                                40,000            -
=============================================================================================
Supplemental Disclosures

  Interest paid                                                            1,652            -
  Income tax paid                                                              -            -

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

     On February 13, 2001, the shareholders of Exotics Acquisition Corp. ("Acquisition"), an inactive company, organized under the laws of the State of Nevada on February 13, 2001, acquired 7,567,410 shares or 95.15% of Hardrock's issued and outstanding common stock held by certain shareholders. Through this transaction, there was a change in control of Hardrock.

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

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As at June 30, 2002, the Company has a working capital deficit of $1,690,000 and has incurred substantial losses since inception. The Company is also the subject of a formal review by the Securities and Exchange Commission and, subsequent to March 31, 2002, the Company's stock was removed from Nasdaq's Over-The-Counter Bulletin Board exchange and is currently being traded on the Pink Sheets.

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

     g)   Long-Lived Assets

          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that an impairment loss needed to be recognized as at December 31, 2001 relating to website development costs. The Company has adopted SFAS No. 144, which replaces SFAS No. 121, on January 1, 2002. See Note 2(r).

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

     k)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2002 and 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

     l)   Segment Disclosure

          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has determined that there is only one reportable segment as at June 30, 2002 and 2001.

     m)   Advertising Costs

          Advertising costs are charged to operations as incurred and included in other, general and administrative expenses. For the six months ended June 30, 2002 and 2001, advertising expense amounted to $(5,872) and $18,085, respectively.

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


     o)   Basic and Diluted Per Share Information

          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As at June 30, 2002, the Company has 135,387 potentially dilutive common shares that are not included in diluted LPS (see Notes 13 and 14).

     p)   Financial Instruments

          The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capitalized leases payable, note payable, related party payables, and convertible debenture approximate fair value due to the relatively short maturity of these instruments.

     q)   Use of Estimates

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

     r)   Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
          Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

     s)   Interim Financial Statements

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

     ii) Control of the net assets and business of Hardrock was acquired effective on July 10, 2001. This transaction has been accounted for as a purchase of the net assets and liabilities of Hardrock by Exotics Delaware at their net book value, which consisted of accrued miscellaneous expenses totalling $1,700.


4.   Property, Plant and Equipment
                                                          June 30,  December 31,
                                                            2002          2001
                                                             $             $
                                                        (unaudited)    (audited)

     Computer and other equipment                           32,400       30,923
     Less: Accumulated amortization                        (19,339)     (15,034)
     ---------------------------------------------------------------------------
     Net carrying value                                     13,061       15,889
     ---------------------------------------------------------------------------

     Amortization expense for the six months ended June 30, 2002 and the year ended December 31, 2001 was $4,305 and $8,052, respectively.

     As at June 30, 2002, the Company has $28,955 of equipment at cost under capital leases with a net carrying value of $10,264 (as at December 31, 2001 - $21,958).


5.   Website Development Costs

     Website development costs consist of costs related to the design and creation of a website, and configuration of its hardware and software. The Company capitalized these costs in accordance with Financial Accounting Standards Board EITF 00-2. Total website development costs are as follows:

                                                          June 30,  December 31,
                                                            2002          2001
                                                             $             $
                                                        (unaudited)    (audited)

     Website Development Costs                              50,725      497,231
     Less: Accumulated Amortization                         (8,416)    (205,638)
     ---------------------------------------------------------------------------
                                                            42,309      291,593
     Impairment Loss                                             -     (241,593)
     ---------------------------------------------------------------------------
     Website Development Costs, net                         42,309       50,000
     ---------------------------------------------------------------------------

     Amortization expense for the six months ended June 30, 2002 and the year ended December 31, 2001 was $8,416 and $97,150, respectively.

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

     As at December 31, 1999, the Company collected license fees relating to these rights totalling $258,805. The license fee revenue is being amortized over the life of the license agreements, which are ten years in duration. The Company did not enter into any new license agreements subsequent to December 31, 1999. As at June 30, 2002 and December 31, 2001, the Company had deferred revenue remaining totalling $168,224 and $181,164, respectively, of which $25,881 was current.


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

     The note was payable in full, including interest and principal, on August 1, 2000. As at June 30, 2002, this note is in default. The Company has accrued interest totalling $25,367 as at June 30, 2002.

8.   Related Party Transactions/Balances

     The Company has related party transactions with several officers, directors and other related parties.

     a)   The following summarizes related party payables:

                                                           June 30, December 31,
                                                             2002         2001
                                                              $            $
                                                        (unaudited)    (audited)

         i)    Due to stockholder (former officer)          150,000      150,000
         ii)   Due to former stockholder                    149,700      149,700
         iii)  Due to stockholder (former officer)          320,355      256,754
         iv)   St. George Capital Corp. ("St. George")      141,305       59,714
         v)    Other                                        124,349       25,757
         -----------------------------------------------------------------------
         Total Due to Related Parties                       885,709      641,925
         -----------------------------------------------------------------------


          i) The amount due to a stockholder and former officer represents accrued consulting fees. As at December 31, 2001, the Company converted this payable to a note bearing interest at the rate of 7% per annum, due upon demand.

          ii) The amount due to a former stockholder represents accrued consulting fees. The amount is non-interest bearing and payable upon demand. See Note 8(e) for imputed interest.

          iii) The amount due to a stockholder and former officer of the Company relates to consulting fees and cash advances. These amounts are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

          iv) The amount due to St. George, a company controlled by a director, relates to various consulting and commissions amounts, which are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

          v) The amounts due to stockholders and officers of the Company relate to consulting fees and advances which are non-interest bearing and due upon demand. See Note 8(e) for imputed interest.

     The following summarizes related party transactions:

     b)   Related Licensees

          i) LA Exotics is 25 1/2% owned by Gary Thomas who is a stockholder in the Company. Mr. Thomas was the CEO of Exotics Delaware prior to September 15, 2001.

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

     d)   Payments to Related Parties

          During the six months ended June 30, 2002, the Company made payments to St. George totalling $90,000 for consulting services performed (see
          Note 10 for Consulting Services Agreement).


     e)   Imputed Interest

          Imputed interest of $39,100 calculated at a rate of 12% per annum on amounts owing to related parties, was charged to operations during the six months ended June 30, 2002 and treated as donated capital in stockholders' deficit.


9.   Convertible Debenture

     The Company issued a two-year convertible debenture with a face value of $75,000 bearing interest at 9.75% per annum, which matures on February 22, 2004. After a Registration Statement, to be filed with the SEC, is declared effective the debenture holder can convert the debenture into common stock, either in whole or in part, up to the full principal amount (in increments of $1,000) plus any accrued interest divided by the conversion price. The conversion price shall be equal to the lesser of 125% of the market price on the trading day immediately prior to February 22, 2002 or 80% of the lowest market price during the 15 trading days prior to the holder's election to convert, but not less than $0.20. The Company also issued a warrant to purchase common stock expiring on February 22, 2005. The exercise price of the warrant shall be the lesser of 125% of the market price on the trading day immediately prior to the closing date or 80% of the lowest market price during the 15 trading days prior to the holder's election to exercise, but not less than $0.20.


10.  Commitments and Contingencies

     a) The Company is obligated under capital leases totalling $19,450 as at June 30, 2002; the payment terms are in default.

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

     d) The Company has satisfactory title to all owned assets, (it believes it also has the title to its URL's, which have been improperly registered in the name of an Ex Officer and Director of the corporation. On February 10, 2003 the Company filed a lawsuit to regain possession of its URL's and there are no liens or encumbrances on such assets nor has any asset been pledged.

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


11.  Minority Interest

     Minority interest represents a 9.85% ownership interest held by others in the Company's subsidiary, Exotics Delaware. As at June 30, 2002 and December 31, 2001, no minority adjustment was made due to losses in excess of the minority stockholders' basis.


12.  Common Stock

     a)   Issuance of common stock for legal services

          On January 17, 2002, the Company issued 90,000 shares of its common stock at a fair value of $0.45 per share for legal services provided to the Company.

     b)   Common stock to be issued

          As at December 31, 2001, Exotics Delaware discovered that 159,420 shares of its common stock were never issued. Per an amended stock subscription agreement during the year ended December 31, 2000, 166,667 shares of their common stock was subscribed for at $1.80 per share and amended to approximately $0.93 per share. Therefore, the Company has common stock to be issued totalling 21,256 (106,280 pre-reverse stock split) shares relating to the Share Exchange Agreement.

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


13.  Stock Warrants

     Warrants consisted of the following as at June 30, 2002 and December 31, 2001, and have been adjusted to reflect the 3 for 2 share exchange Agreement between Exotics Delaware and Hardrock and the 5 for 1 reverse stock split (see Notes 1, 3 and 12).
                                                          June 30,  December 31,
                                                            2002          2001
                                                             $             $
                                                        (unaudited)    (audited)
     E. Scott Crist                                         13,333       13,333
     La Jolla Cove Investors, Inc.                               1            -
     Venture Bridge L.P.                                    33,333       33,333
     ---------------------------------------------------------------------------
     Total Outstanding Warrants                             46,667       46,666
     ---------------------------------------------------------------------------

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

          As at June 30, 2002 and December 31, 2001, Exotics Delaware had granted 34,666 and 36,000, respectively, options under this plan, (as adjusted for the reverse merger and reverse stock split) and these options have an exercise price in excess of the fair value of the common stock, as determined by a private placement memo at the time of issuance. These options vest over a period of three years.

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the six months ended June 30, 2002 and 2001. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for the six months ended June 30, 2002 and 2001 would have been as follows:

                                                                 June 30,
                                                            2002         2001
                                                             $            $
                                                        (unaudited)  (unaudited)

         Net loss

           As reported                                    (236,916)  (2,761,408)
           Proforma                                       (262,400)  (2,786,892)

         Basic net loss

           As reported                                       (0.03)       (1.97)
           Proforma                                          (0.03)       (1.99)


          The weighted average option price and remaining life is as follows:

                                                                        Weighted Weighted Average
                                                             Shares     Average   Remaining Life
                                                              Under      Option      of Options
                                                             Option       Price       (Months)
                                                               #            $
         Balance, December 31, 2001 (audited)                90,054         5.75              71
                                                                                 ---------------
         Granted                                                  -            -
         Exercised                                                -            -
         Cancelled                                           (1,334)           -
         Lapsed                                                   -            -
                                                   ----------------
         Balance, June 30, 2002 (unaudited)                  88,720         5.75              65
                                                   ----------------  ----------- ---------------

          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes model.


15.  Subsequent Events

     a) The Registration Statement for the convertible debenture had not been declared effective by the SEC by the deadline, which was June 22, 2002. On September 10, 2002, the debenture holder exercised its right to accelerate the debenture and demand repayment of 140% of the principal amount of the debenture plus unpaid interest in cash. In addition, the Company is obligated to immediately issue the debenture holder 30,000 shares of common stock and pay $10,000 for each 30 day period, or portion thereof, during which the principal amount plus unpaid interest remains unpaid. The monthly payment amount increases to $15,000 for each 30-day period, or portion thereof, after the first 90-day period. As at the date of these consolidated financial statements, the Company has not made any repayments.

     b) On February 10, 2003, the Company initiated a lawsuit against Andrew Maltin, a former director and director of the Company, to regain possession of its URL's improperly registered in the name of Andrew Maltin.

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

Dated: March 20, 2003

EXOTICS.COM, INC.

By: /s/ Firoz Jinnah
---------------------
        Firoz Jinnah
        President

Exhibit 99.1                 CERTIFICATE PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Firoz Jinnah, Chief Executive Officer of Exotics.com Inc., certify that:

     (1)  I have reviewed the report on Form 10-QSB of Exotics.com Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Dated:   March 20, 2003

/s/ Firoz Jinnah
----------------
Firoz Jinnah
President