Form 10QSB
period 2002-09-30
EXOTICS COM INC
filed 2003-03-26
CIK 1104220

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of September 30, 2002, there were 7,809,837 shares of the issuer's common stock were outstanding.

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

Part I  Financial Information

Item 1. Financial Statements:

Exotics.com, Inc.
Consolidated Balance Sheets
(expressed in US dollars)

                                               September 30,        December 31,
                                                      2002                2001
                                                       $                   $
                                                  (unaudited)         (audited)
Assets

Current Assets

   Cash                                                9,584               2,514
   Accounts receivable                                14,253              27,500
--------------------------------------------------------------------------------
Total Current Assets                                  23,837              30,014

Property, Plant and Equipment (Note 4)                10,888              15,889

Website Development Costs (Note 5)                    38,080              50,000
--------------------------------------------------------------------------------
Total Assets                                          72,805              95,903
================================================================================
Liabilities and Stockholders' Deficit

Current Liabilities

   Accounts payable                                  490,240             882,424
   Accrued liabilities                               245,081                   -
   Capitalized leases payable (Note 10)               19,450              19,450
   Deferred revenue (Note 6)                          25,881              25,881
   Note payable (Note 7)                             100,000             100,000
   Due to related parties (Note 8)                   940,705             641,925
   Convertible debenture (Note 9)                     75,000                   -
--------------------------------------------------------------------------------
Total Current Liabilities                          1,896,357           1,669,680

Deferred Revenue (Note 6)                            135,873             155,283
--------------------------------------------------------------------------------
Total Liabilities                                  2,032,230           1,824,963
--------------------------------------------------------------------------------


Consolidated Balance Sheets Continued

Commitments and Contingencies (Note 10)
Minority Interest (Note 11)
Subsequent Event (Note 15)

Stockholders' Deficit

   Common stock,  $0.001 par value;  20,000,000 shares
   authorized;  7,899,837  and 7,809,837 issued
   and outstanding respectively                        7,900               7,810

   Common stock to be issued; 21,256 shares               21                  21

   Additional Paid-in Capital                      4,303,640           4,263,731

   Stock Subscriptions Received                       35,000                   -

   Donated Capital - Imputed Interest (Note 8)        62,700                   -

   Accumulated Deficit                            (6,368,686)         (6,000,622)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                       (1,959,425)         (1,729,060)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit           72,805              95,903
================================================================================

Exotics.com, Inc.
Consolidated Statements of Operations
(expressed in US dollars)
(unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                             2002         2001         2002         2001
                                                              $            $            $            $
Revenue                                                     103,112      174,119      300,667      548,849

Direct Costs                                                 24,476       62,172      157,334      149,798
----------------------------------------------------------------------------------------------------------

Gross Profit                                                 78,636      111,947      143,333      399,051
----------------------------------------------------------------------------------------------------------
Operating Expenses

  Bad debts                                                  29,336            -       90,334            -
  General and administrative                                 12,126       47,863       42,722      335,346
  Imputed interest (Note 8)                                  23,600            -       62,700            -
  Interest                                                    9,714       18,057       20,987       47,065
  Interest and penalties on convertible debenture            39,158            -       42,705            -
  Professional and other consulting fees (Note 8)            72,847       59,475      174,698    2,491,778
  Salaries and employee benefits                             25,538      (34,351)      69,162      123,956
  Travel and entertainment                                    2,465       39,889        8,089      181,299
----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                    214,784      130,933      511,397    3,179,444
----------------------------------------------------------------------------------------------------------
Net Loss for the Period                                    (136,148)     (18,986)    (368,064)  (2,780,393)
==========================================================================================================
Net Loss Per Share - Basic                                    (0.02)       (0.01)       (0.05)       (1.39)
==========================================================================================================

Weighted Average Shares Outstanding                       7,900,000    2,006,000    7,895,000    2,006,000
==========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

Exotics.com, Inc.
Consolidated Statements of Cash Flows
(expressed in US dollars)
(unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                          2002         2001
                                                                           $            $
Cash Flows to Operating Activities

  Net loss                                                              (368,064)  (2,780,394)

  Adjustments to reconcile net loss to cash

    Amortization                                                          19,124       77,322
    Imputed interest                                                      62,700            -
    Stock based compensation                                                   -    2,276,500

  Changes in non-cash working capital items

    (Increase) decrease in accounts receivable                            13,247      (54,706)
    Increase (decrease) in accounts payable and accrued liabilities     (107,105)     275,374
    Decrease in deferred revenue                                         (19,410)     (19,410)
---------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                   (399,508)    (225,314)
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Net increase in due to related parties                                 298,780      209,841
  Issuance of debenture                                                   75,000            -
  Stock subscriptions received                                            35,000            -
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                408,780      209,841
---------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Purchase of property, plant and equipment                               (1,477)           -
  Website development costs                                                 (725)     (23,579)
---------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                     (2,202)     (23,579)
---------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                7,070      (39,052)

Cash (Deficiency) - Beginning of Period                                    2,514      (50,328)
---------------------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                                          9,584      (89,380)
=============================================================================================
Non-cash Financing Activities

  Shares issued to settle accounts payable                                40,000      329,426
=============================================================================================
Supplemental Disclosures

  Interest paid                                                            3,304            -
  Income tax paid                                                              -            -

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

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As at September 30, 2002, the Company has a working capital deficit of $1,873,000 and has incurred substantial losses since inception. The Company is also the subject of a formal review by the Securities and Exchange Commission and, subsequent to March 31, 2002, the Company's stock was removed from Nasdaq's Over-The-Counter Bulletin Board exchange and is currently being traded on the Pink Sheets.

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

     k)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2002 and 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

     l)   Segment Disclosure

          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has determined that there is only one reportable segment as at September 30, 2002 and 2001.

     m)   Advertising Costs

          Advertising costs are charged to operations as incurred and included in other, general and administrative expenses. For the nine months ended September 30, 2002 and 2001, advertising expense amounted to $(5,871) and $10,400, respectively.

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

     o)   Basic and Diluted Per Share Information

          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As at September 30, 2002, the Company has 135,387 potentially dilutive common shares that are not included in diluted LPS (see Notes 13 and 14).

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


4.   Property, Plant and Equipment

                                                     September 30,  December 31,
                                                            2002          2001
                                                             $             $
                                                        (unaudited)    (audited)

     Computer and other equipment                           32,400       30,923
     Less: Accumulated amortization                        (21,512)     (15,034)
     ---------------------------------------------------------------------------
     Net carrying value                                     10,888        15,889
     ---------------------------------------------------------------------------

     Amortization expense for the nine months ended September 30, 2002 and the year ended December 31, 2001 was $6,478 and $8,052, respectively.

     As at September 30, 2002, the Company has $28,955 of equipment at cost under capital leases with a net carrying value of $8,313 (as at December 31, 2001 - $21,958).


5.   Website Development Costs

     Website development costs consist of costs related to the design and creation of a website, and configuration of its hardware and software. The Company capitalized these costs in accordance with Financial Accounting Standards Board EITF 00-2. Total website development costs are as follows:

                                                     September 30,  December 31,
                                                            2002          2001
                                                             $             $
                                                        (unaudited)    (audited)
     Website Development Costs                              50,725      497,231
     Less: Accumulated Amortization                        (12,645)    (205,638)
     ---------------------------------------------------------------------------
                                                            38,080      291,593
     Impairment Loss                                             -     (241,593)
     ---------------------------------------------------------------------------
     Website Development Costs, net                          38,080       50,000
     ---------------------------------------------------------------------------

     Amortization expense for the nine months ended September 30, 2002 and the year ended December 31, 2001 was $12,645 and $97,150, respectively.

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

     As at December 31, 1999, the Company collected license fees relating to these rights totalling $258,805. The license fee revenue is being amortized over the life of the license agreements, which are ten years in duration. The Company did not enter into any new license agreements subsequent to December 31, 1999. As at September 30, 2002 and December 31, 2001, the Company had deferred revenue remaining totalling $161,754 and $181,164, respectively, of which $25,881 was current.


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

     The note was payable in full, including interest and principal, on August 1, 2000. As at September 30, 2002, this note is in default. The Company has accrued interest totalling $28,433 as at September 30, 2002.

8.   Related Party Transactions/Balances

     The Company has related party transactions with several officers, directors and other related parties.

     a)   The following summarizes related party payables:

                                                      September 30, December 31,
                                                             2002         2001
                                                              $            $
                                                         (unaudited)   (audited)

         i)    Due to stockholder (former officer)          150,000      150,000
         ii)   Due to former stockholder                    149,700      149,700
         iii)  Due to stockholder (former officer)          322,651      256,754
         iv)   St. George Capital Corp. ("St. George")      186,105       59,714
         v)    Other                                        132,249       25,757
         -----------------------------------------------------------------------

         Total Due to Related Parties                       940,705      641,925
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

     d)   Payments to Related Parties

          During the nine months ended September 30, 2002, the Company made payments to St. George totalling $135,000 for consulting services performed (see Note 10 for Consulting Services Agreement).

     e)   Imputed Interest

          Imputed interest of $62,700 calculated at a rate of 12% per annum on amounts owing to related parties, was charged to operations during the nine months ended September 30, 2002 and treated as donated capital in stockholders' deficit.

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

     The Registration Statement for the convertible debenture had not been declared effective by the SEC by the deadline, which was June 22, 2002. On September 10, 2002, the debenture holder exercised its right to accelerate the debenture and demand repayment of 140% of the principal amount of the debenture plus unpaid interest in cash. In addition, the Company is obligated to immediately issue the debenture holder 30,000 shares of common stock and pay $10,000 for each 30 day period, or portion thereof, during which the principal amount plus unpaid interest remains unpaid. The monthly payment amount increases to $15,000 for each 30-day period, or portion thereof, after the first 90-day period. As at the date of these consolidated financial statements, the Company has not made any repayments and $36,667 in penalties and $1,652 in interest have been set up in accrued liabilities. The Company has not yet issued 30,000 shares of common stock to the debenture holder.



     a) The Company is obligated under capital leases totalling $19,450 as at September 30, 2002; the payment terms are in default.

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


11.  Minority Interest

     Minority interest represents a 9.85% ownership interest held by others in the Company's subsidiary, Exotics Delaware. As at September 30, 2002 and December 31, 2001, no minority adjustment was made due to losses in excess of the minority stockholders' basis.

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


13.  Stock Warrants

     Warrants consisted of the following as at September 30, 2002 and December 31, 2001, and have been adjusted to reflect the 3 for 2 share exchange Agreement between Exotics Delaware and Hardrock and the 5 for 1 reverse stock split (see Notes 1, 3 and 12).

                                                      September 30, December 31,
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

          As at September 30, 2002 and December 31, 2001, Exotics Delaware had granted 34,666 and 36,000, respectively, options under this plan, (as adjusted for the reverse merger and reverse stock split) and these options have an exercise price in excess of the fair value of the common stock, as determined by a private placement memo at the time of issuance. These options vest over a period of three years.

          All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the nine months ended September 30, 2002 and 2001. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for the nine months ended September 30, 2002 and 2001 would have been as follows:

                                                                September 30,
                                                             2002          2001
                                                              $             $
                                                        (unaudited)  (unaudited)

         Net loss

           As reported                                    (368,064)  (2,780,393)
           Proforma                                       (406,290)  (2,811,722)

         Basic net loss per share

           As reported                                       (0.05)       (1.39)
           Proforma                                          (0.05)       (1.40)


         The weighted average option price and remaining life is as follows:

                                                                       Weighted   Weighted Average
                                                            Shares      Average    Remaining Life
                                                             Under      Option       of Options
                                                            Option       Price        (Months)
                                                               #           $
         Balance, December 31, 2001 (audited)                90,054         5.75              71
                                                                                  --------------
         Granted                                                  -            -
         Exercised                                                -            -
         Cancelled                                           (1,334)           -
         Lapsed                                                   -            -
                                                    ---------------

         Balance, September 30, 2002 (unaudited)             88,720         5.75              62
                                                    ---------------  -----------  --------------

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